Form 10-Q
period 2004-03-31
STRATAGENE  CORP
filed 2004-06-14
CIK 1108674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50786

STRATAGENE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0683641 (I.R.S. Employer Identification No.)

11011 North Torrey Pines Road, La Jolla, CA 92037
(Address of principal executive offices)            (Zip Code)

Registrant’s telephone number, including area code (858) 535-5400

No Change
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [    ]   No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]   No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 8, 2004

Common Stock, $0.0001 Par Value	21,877,125

STRATAGENE CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

     Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRATAGENE CORPORATION AND SUBSIDIARIES AND
BIOCREST HOLDINGS, LLC AND SUBSIDIARIES

COMBINED BALANCE SHEETS
(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,066,462	$2,003,762
Cash — restricted related to bond indenture	874,585	658,587
Foreign currency exchange contracts	378,531	205,110
Accounts receivable, less allowance for doubtful accounts of $845,404 at March 31, 2004 and $990,849 at December 31, 2003	8,736,407	8,390,326
Inventories	7,975,022	7,729,655
Deferred income tax assets	1,687,782	1,711,947
Due from related party, current	272,250	265,639
Prepaid expenses and other current assets	3,277,198	2,702,233

Total current assets	26,268,237	23,667,259
Property and equipment, net	9,988,583	10,320,992
Other assets	558,054	696,858
Due from related party	464,576	451,630
Intangible assets, net	3,081,873	2,984,009
Investment in joint venture	442,895	467,109

Total assets	$40,804,218	$38,587,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,302,490	$5,003,788
Accrued compensation	1,929,931	1,302,102
Accrued royalties	2,573,173	2,310,744
Accrued expenses and other liabilities	1,149,664	1,122,480
Current portion of long-term debt	3,586,743	920,062
Deferred compensation	268,200	268,200
Deferred revenue, current	937,291	1,491,976
Income taxes payable	1,706,800	1,165,663
Warranty liability	549,199	596,788

Total current liabilities	17,003,491	14,181,803
Deferred revenue	337,076	—
Long-term debt, less current portion	26,488,850	29,461,617
Deferred income tax liabilities	893,102	891,179

Total liabilities	44,722,519	44,534,599

Commitments and contingencies (Note 5)
Stockholders’ (and members’) deficit:
Stratagene preferred stock, $.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Stratagene common stock, $.0001 par value; 50,000,000 shares authorized; 15,632,668 shares issued and outstanding at March 31, 2004 and December 31, 2003	1,563	1,563
Additional paid-in capital	1,862,358	1,821,202
Accumulated deficit	(1,373,428)	(3,447,340)
Notes receivable from stockholders	(3,404,050)	(3,356,309)
Accumulated other comprehensive loss	(979,400)	(940,510)

Total stockholders’ (and members’) deficit	(3,892,957)	(5,921,398)
Treasury stock, at cost; 7,040 shares at March 31, 2004 and December 31, 2003	(25,344)	(25,344)

Total stockholders’ (and members’) deficit	(3,918,301)	(5,946,742)

Total liabilities and stockholders’ (members’) deficit	$40,804,218	$38,587,857

See accompanying notes to unaudited combined financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES AND
BIOCREST HOLDINGS, LLC AND SUBSIDIARIES

COMBINED INCOME STATEMENTS
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Product sales	$19,422,022	$16,875,658

Costs and expenses:
Cost of products sold	5,925,585	5,292,829
Research and development	2,520,613	2,838,159
Selling and marketing	4,054,463	3,985,702
General and administrative	3,093,867	2,325,858
Impairment of long-lived assets	51,238	—

Total costs and expenses	15,645,766	14,442,548

Income from operations	3,776,256	2,433,110

Other income and expenses:
Gain (loss) on foreign currency transactions	(129,301)	158,526
Equity in loss of joint venture	(24,214)	(47,637)
Other income, net	84,762	4,301
Interest expense	(693,773)	(662,624)
Interest income	67,478	58,647

Total other expenses	(695,048)	(488,787)

Income before income taxes	3,081,208	1,944,323
Income tax expense	(1,007,296)	(669,648)

Net income	$2,073,912	$1,274,675

See accompanying notes to unaudited combined financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
AND BIOCREST HOLDINGS, LLC AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,073,912	$1,274,675
Equity in loss of joint venture	24,214	47,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	629,668	704,798
Impairment of long-lived assets	51,238	—
Stock compensation	41,155	—
Loss on disposal of assets	1,107	—
Interest accrued on notes receivable from stockholders	(47,741)	(41,611)
Accretion of interest on long-term debt	509,787	585,928
Deferred income taxes	24,165	227,238
Changes in assets and liabilities:
Foreign currency exchange contracts	(173,421)	(16,700)
Accounts receivable, net	(419,947)	(1,304,225)
Inventories	(265,163)	(15,602)
Prepaid expenses and other current assets	(580,617)	(158,719)
Due from related party	(19,557)	(74,755)
Income taxes receivable	—	(67,937)
Other assets	138,041	227,683
Accounts payable	(756,581)	(1,174,796)
Accrued royalties	262,429	(184,672)
Accrued expenses and other liabilities	735,949	552,309
Deferred revenue and warranty liability	(256,149)	34,057
Income taxes payable	541,649	487,868

Net cash provided by operating activities	2,514,138	1,103,176

Cash flows from investing activities:
Purchases of property and equipment	(166,499)	(354,993)
Additions to intangible assets	(283,435)	(196,629)
Changes in restricted cash	(215,999)	(219,176)

Net cash used in investing activities	(665,933)	(770,798)

Cash flows from financing activities:
Principal payments on long-term debt	(14,944,645)	(839,054)
Issuance of long-term debt	6,000,000	—
Borrowings under line of credit	8,128,773	450,000
Distribution payments to BCH members	—	(121,284)

Net cash used in financing activities	(815,872)	(510,338)
Effects of foreign currency exchange rates on cash	30,367	(111,889)

Net increase (decrease) in cash	1,062,700	(289,849)
Cash at beginning of period	2,003,762	1,207,892

Cash at end of period	$3,066,462	$918,043

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$55,963	$9,444
Income taxes	$443,963	$—

See accompanying notes to unaudited combined financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
AND BIOCREST HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
March 31, 2004

1. Basis of Presentation

     The combined financial statements of Stratagene Corporation and its subsidiaries and BioCrest Holdings, LLC and its subsidiaries (“BCH”) (collectively, “Stratagene” or the “Company”) for the three months ended March 31, 2004 and 2003 are unaudited. These financial statements include all adjustments that, in the opinion of management, are necessary to present fairly the combined financial position of the Company as of March 31, 2004 and the combined results of operations and cash flows of the Company for the three months ended March 31, 2004 and 2003.

     The financial information of the Company has been presented on a combined basis, due to common control and management. As of March 31, 2004, approximately 90% of Stratagene and 86% of BCH were controlled, directly or indirectly, by Dr. Joseph A. Sorge, who is the chief operating decision maker for both entities. Substantially all of the remaining interests are represented by stakeholders common to both Stratagene and BCH. In addition to such common ownership and management, the operations of BCH are complementary to Stratagene Corporation’s operations, and certain of the entities included within the combined, consolidated financial statements perform services for, or on behalf of, other entities, within the combined group.

     These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements but reflect all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented.

     The results of operations for any interim period are not necessarily indicative of results to be expected for the full year. See discussion of subsequent events, including the Hycor Biomedical Inc. (“Hycor”) merger, in Note 7.

     These combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in Amendment No. 3 to the registration statement on Form S-4 filed by Stratagene on April 29, 2004 with the SEC.

2. Accounting for Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

     Pro forma information regarding net income is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), and has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS No. 123. The estimated weighted average fair value at grant date for the options granted for the three months ended March 31, 2004 and 2003 was de minimis.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company’s stock had not been publicly traded, the expected stock price volatility was effectively zero based on the minimum value method. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information for stock options is as follows:

	Three Months Ended
	March 31,
	2004	2003
Net income as reported	$2,073,912	$1,274,675
Stock-based employee compensation expense included in reported net income	35,765	—
Stock-based compensation expense determined under minimum value based method for all awards, net of related tax effects	(1,255)	(150)

Pro forma net income	$2,108,422	$1,274,525

     Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically re-measured as the underlying options vest and are included in additional paid-in capital in the financial statements.

3. Balance Sheet Information

     Inventory

     Inventories consist primarily of biological products and instruments and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

	March 31,	December 31,
	2004	2003
Raw materials and supplies	$4,484,506	$4,314,445
Work-in-process	1,355,031	1,612,335
Finished goods	2,135,485	1,802,875

Total	$7,975,022	$7,729,655

     Intangible Assets

     Intangible assets, net primarily includes costs incurred in connection with patent applications, consisting principally of legal fees. The following sets forth the intangible assets by major asset class. The information provided below is prior to the announced merger with Hycor. See Note 7.

		March 31, 2004			December 31, 2003
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Amortizing patents	Approximately
and other	7 years	$5,850,524	$2,768,651	$3,081,873	$5,651,019	$2,667,010	$2,984,009

     Amortization expense totaled $101,641 and $117,241 for the three months ended March 31, 2004 and 2003, respectively. Amortization expense in each of the next five fiscal years is expected to be as follows:

Year	Amount
2004	$506,301
2005	484,514
2006	431,001
2007	351,999
2008	267,261

$2,041,076

4. Long-Term Debt and Line of Credit

     The Company has several debt instruments bearing interest at rates ranging up to 15%, most of which are guaranteed by Stratagene and BCH and secured by substantially all of the assets of Stratagene and BCH. Many of the instruments contain restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. The Company was in compliance with all covenants at March 31, 2004. Long-term debt and line of credit consist of the following:

	March 31,	December 31,
	2004	2003
Term loan in the amount of $6,000,000 bearing interest at prime plus 1% (5.0% at March 31, 2004)	$5,777,778	$—
Reducing revolving line of credit not to exceed $9,000,000 bearing interest at LIBOR plus 2.55% (3.64% at March 31, 2004)	8,128,773	—
Convertible subordinated notes bearing interest at 15%, with $9,000,000 converting to common stock upon the closing of the merger with Hycor (see Note 7)	9,784,843	23,985,101
Debt from bond indenture agreement with Bastrop County, Texas in the original principal amount of $9,100,000, at an average interest rate of 1.47% for the three months ended March 31, 2004 (1.50% at March 31, 2004 and 1.65% at December 31, 2003)	5,620,000	5,620,000
Phenogenex promissory note totaling $637,500 and bearing interest at 7.5%	626,461	630,074
Vehicle financing totaling $156,486 and bearing interest at rates up to 4.5%	137,738	146,504

	30,075,593	30,381,679
Current portion of long-term debt	3,586,743	920,062

Long-term debt, less current portion	$26,488,850	$29,461,617

     The aggregate maturities of long-term debt principal payments for each of the five years subsequent to March 31, 2004 are as follows:

Principal
Payment
Less than one year	$3,586,743
One year	2,950,082
Two years	9,434,117
Three years	10,050,493
Four years	264,159
Thereafter	3,790,000

Total	$30,075,593

5. Commitments and Contingencies

     Legal — Stratagene is a party to litigation in the ordinary course of business. Due to the uncertainties inherent in litigation, no assurances can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to Stratagene, its business, financial condition and results of operations could be materially harmed. Additionally, favorable outcomes or gain contingencies that may result from these matters, if any, are not recognized until they are realized.

     Invitrogen Corporation

     In June 2000, Stratagene was sued by Invitrogen Corporation (formerly Life Technologies, Inc.) in the United States District Court for the District of Maryland. The complaint alleges that Stratagene willfully infringed United States patent no. 6,063,608 (and United States patent nos. 5,244,797 and 5,405,776) for making, using and selling products derived from, using or containing RNase H minus reverse transcriptase enzymes. Invitrogen’s motion for a preliminary injunction was denied and the case was stayed pending a trial in a related action involving Invitrogen and a third party regarding the same patents. Invitrogen appealed the denial of an injunction and the stay to the Federal Circuit Court of Appeals. In February 2002, the Federal Circuit Court of Appeals affirmed the district court’s decision. In September 2003, Invitrogen filed a consent to judgment in the related action that the asserted patents were invalid. Accordingly, the case against Stratagene remains administratively stayed pending Invitrogen’s appeal.

     In addition, in March 2001, Stratagene was sued by Invitrogen in the United States District Court for the Western District of Texas. Invitrogen alleges (i) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (ii) damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that the ‘797 patent was not infringed by Stratagene. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, in response to a pending summary judgment motion, the district court ruled that Invitrogen’s ‘797 patent was invalid under 35 U.S.C § 102(b). More specifically, the district court found that Invitrogen had used the patented process claimed in the ‘797 patent for commercial purposes for more than one year prior to the filing date of the patent. Having found the ‘797 patent invalid, the district court indicated there was no need for a trial. Invitrogen is currently appealing the district court’s ruling.

     In November 2001, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Invitrogen with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. A trial is currently scheduled to begin in March 2005. Invitrogen has filed requests for re-examination of the ‘772 patent with the United States Patent and Trademark Office.

     Takara Bio

     In November 2002, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Takara Bio with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction, monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Takara filed a counterclaim in a separate action in the United States District Court for the Southern District of California. By its counterclaim, Takara seeks joint ownership of Stratagene’s ‘772 patent. In June 2003, Stratagene successfully moved to transfer the California action to Maryland. In August 2003, the Maryland district court denied Takara’s motion to dismiss or transfer the complaint, and the cases have been consolidated for pretrial and trial. No trial date has been set.

     Employment Contracts — Stratagene has entered into employment contracts with certain of its officers. These contracts generally provide for severance benefits if the officer is terminated by Stratagene other than for cause, as defined in the employment contracts.

6. New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which was revised in December 2003. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The revised interpretation, known as “FIN 46(R),” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46(R) apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46(R) did not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued Statement No. 149, Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). This statement amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material effect on the Company’s results of operations or financial position.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a material effect on the Company’s results of operations or financial position.

     In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB No. 104 did not have a material impact on the Company’s revenue recognition policies, nor its financial position or results of operations.

7. Subsequent Events

Hycor Merger

     On June 2, 2004, Stratagene acquired all of the outstanding shares of Hycor through a merger of a wholly owned subsidiary of Stratagene with Hycor, with Hycor surviving as a wholly owned subsidiary of Stratagene. Hycor engages in researching, developing, manufacturing, and marketing medical diagnostic products throughout the United States and in many foreign countries. The primary reasons for the merger are the following:

•	Potential growth from increased earnings and revenue;

•	Expanded access to the capital markets;

•	Diversified customer base and product lines; and

•	Expected cost savings by eliminating overlap in expenses and capitalizing on the two companies’ international distribution synergies, particularly in Germany and Japan.

     As a result of the merger, the former holders of the Hycor common stock received 0.6158 of a share of Stratagene common stock in exchange for each share of Hycor common stock. The fair value of the consideration exchanged in the merger has been calculated based upon the fair value of Hycor’s publicly-traded common shares, as their fair value was determined to be more clearly evident than that of Stratagene’s common shares. Total purchase consideration of $48,540,242 was determined based upon 8,146,129 shares of Hycor common stock outstanding as of June 2, 2004, using a $5.75 per share value as of that date, plus an estimated $1,700,000 of merger related costs expected to be incurred by Stratagene. As of March 31, 2004, the Company has incurred approximately $1,500,000 of such costs, which are recorded in prepaid and other current assets on the balance sheet.

     Using the 0.6158 exchange ratio, 5,016,386 shares of Stratagene common stock were issued to the Hycor stockholders in connection with the merger.

     The following represents the preliminary allocation of the purchase price to the acquired assets and the assumed liabilities of Hycor using historical balances as of March 31, 2004. Stratagene is in the process of obtaining third-party valuations of Hycor’s tangible and intangible assets; therefore, the allocation of the purchase price is subject to adjustment.

Purchase price allocation:
Current assets	$14,459,786
Property and equipment, net	1,998,318
Goodwill	28,650,147
Deferred tax assets, net	149,151
Other non-amortizable intangible assets	3,000,000
Other amortizable intangible assets	3,077,783

Total assets acquired	51,335,185
Current liabilities	(2,794,943)

Total liabilities assumed	(2,794,943)

Net assets acquired	$48,540,242

     Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets. The preliminary estimate for other non-amortizable intangible assets consists of $3,000,000 for trade names.

     The preliminary estimate for other amortizable intangible assets includes $677,783 for patents and $2,400,000 for contractually based customer relationships having an estimated life of 8 to 12 years. Amortization of other amortizable intangible assets will be provided over an estimated average useful life of 10 years.

     In connection with the merger, the following events occurred on June 2, 2004:

•	Stratagene forgave $390,000 of the shareholder note receivable due to Stratagene by Dr. Sorge and paid the income taxes related to the forgiveness, which resulted in a charge to Stratagene of $650,000. This forgiveness was applied to reduce the note receivable, which was $3,351,311 at June 2, 2004. Dr. Sorge satisfied the remaining portion of his shareholder note receivable by tendering a sufficient number of shares of common stock to Stratagene to allow for the repayment of the remaining principal, interest and taxes due on the shareholder note receivable. On June 2, 2004, Stratagene redeemed 524,160 shares of common stock from Dr. Sorge at a price of approximately $6.50 per share, which price was based on Hycor’s stock price of approximately $4.00 at the time Stratagene and Hycor agreed on the repurchase price, adjusted for the exchange ratio.

•	In addition, another shareholder paid off the balance of her note, which was $276,877 at June 2, 2004, including interest, by tendering 42,623 shares of common stock to Stratagene at a price of approximately $6.50 per share. This price was based on Hycor’s stock price of approximately $4.00 at the time Stratagene and Hycor agreed on the repurchase price, adjusted for the exchange ratio.

•	Dr. Sorge received a bonus in the aggregate amount of approximately $1.8 million, which will be paid pursuant to the terms of a promissory note over a 39-month term.

•	Stratagene entered into a new employment contract with Dr. Sorge, pursuant to which, among other things,

Dr. Sorge’s base annual salary was reduced from $1.1 million to $450,000, and Dr. Sorge was granted an option to purchase 738,960 shares of Stratagene common stock at an exercise price of $9.34 per share. The new employment agreement has an initial term of three years and is subject to successive one year renewals unless either party provides a notice of non-renewal at least 30 days prior to the termination of the then current term.

•	Stratagene converted $9.0 million in principal amount of the subordinated notes, pursuant to their terms, into 1,753,604 shares of common stock. In April 2004, the Company paid in full the outstanding principal and interest on all of the remaining non-convertible notes in the amount of $621,679. As a result of the conversion and the repayment, there are no subordinated notes outstanding subsequent to the merger.

     The results of operations of Hycor will be included in the financial statements of Stratagene beginning on June 3, 2004.

BCH Acquisition

     Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BCH. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene and its subsidiaries (which as of March 31, 2004, was approximately $5.4 million) and assumed all of the other outstanding liabilities of BCH and its subsidiaries (which as of March 31, 2004, were approximately $1.2 million).

     Because Stratagene and BCH are under common control, the acquisition of BCH is recorded on a historical cost basis. As such, there is no adjustment of BCH assets and liabilities to fair value, and no goodwill resulting from the purchase and there is no effect on the combined financial statements from this acquisition as all intercompany balances are eliminated in the combination.

Sale of Certain Assets in Joint Venture

     The Company, through the acquisition of BCH, has a 49% minority interest in a limited partnership (“LP”) that operates a research lab. On June 1, 2004, the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The Company expects to realize a gain on the sale of approximately $1.9 million, which will be recorded in other income in the second quarter of 2004. As a result, the Company (through BCH) will receive 49% of the net proceeds from the sale, of which the LP made a partial distribution to BCH on June 1, 2004. In turn, BCH made a distribution to its members to pay for the taxes related to the sale in the amount of approximately $475,000. The LP will distribute the remaining portion of BCH’s net proceeds once the related accounting has been finalized. Management believes that there will be no further distributions to the BCH members, as the distribution made on June 1, 2004 was for estimated taxes on the entire transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes for the year ended December 31, 2003 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Amendment No. 3 to the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on April 29, 2004. The financial information for Stratagene includes the accounts and balances of Stratagene Corporation and subsidiaries and BioCrest Holdings, LLC and subsidiaries on a combined basis, due to common control and management.

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements and include assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties, and other factors. The Company’s actual results could differ materially from those expressed in or implied by these forward-looking statements as a result of various factors, including those described below under the caption “Cautionary Note Regarding Forward-Looking Statements” and set forth under the heading “Risk Factors” in Amendment No. 3 to the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on April 29, 2004.

Overview

     Since Stratagene’s inception in 1984, it has been engaged in developing, manufacturing and marketing products used to conduct molecular biology research. A substantial majority of its revenue comes from the sale of these products, with the remainder coming from research grants, net shipping revenue and other sources. In 2003, approximately 38%, 50% and 4% of product sales were in the areas of genetic technologies; nucleic acid and protein purification and analysis; and genomics, proteomics, and bioinformatics, respectively. Stratagene’s products are used for research purposes and the use of these products is not regulated by the U.S. Food and Drug Administration or by any comparable international organization.

     Stratagene manufactures its products in facilities near Austin, Texas and in San Diego, California. Stratagene’s sales activities are primarily conducted through a dedicated direct sales organization in North America and Europe. Approximately 11% of its product sales in 2003 were to international distributors in selected countries in Europe and Asia, who resell them to researchers. Certain products manufactured by Stratagene in the United States are sold to Stratagene’s Netherlands branch for subsequent sale to their customers in Europe. Total product sales outside the U.S. accounted for approximately 26% of total product sales in 2003. In August 2003, Stratagene also opened a new facility in Japan to establish direct sales and distribution channels in Asia. The Japan facility recorded its first sale in the first quarter of 2004.

     Stratagene markets its products to academic and government institutions and pharmaceutical, biotechnology and industrial companies. Historically, a substantial portion of product sales have been to researchers at these academic and government institutions.

     Stratagene anticipates that its results of operations may fluctuate from quarter to quarter and will be difficult to predict. The timing and degree of fluctuations will depend upon several factors, including:

•	the ability to successfully and timely develop and introduce new products;

•	introductions of competing technologies or products;

•	changes in customer research budgets and government funding of life sciences research;

•	the ability to manufacture its products efficiently; and

•	the ability to control or adjust research and development, sales and marketing, and general and administrative expenses in response to changes in revenue.

     In particular, Stratagene’s fourth quarter results have historically been adversely affected by slower sales as a result of reduced purchases by academic and research institutions, due in part to the closing of these facilities during the holiday period, and changes in product mix which typically result in a higher concentration of sales of lower margin products, such as instrumentation products. In addition, Stratagene has fewer production days in the fourth quarter due to Stratagene’s own shut down during the holidays.

Merger with Hycor

     On June 2, 2004, Stratagene acquired all of the outstanding shares of Hycor Biomedical Inc. through a merger of a wholly owned subsidiary of Stratagene with Hycor, with Hycor continuing as a wholly owned subsidiary of Stratagene. Pursuant to the merger agreement, Hycor’s stockholders received 0.6158 of a share of Stratagene common stock in exchange for each share of Hycor common stock, plus cash for any fractional shares. The merger will be recognized as a tax-free reorganization. Stratagene filed a registration statement on Form S-4 (No. 333-109420) related to the transaction, which was declared effective by the Securities and Exchange Commission on April 29, 2004.

     The combined company offers diagnostic products and life sciences research tool product lines to the global academic, pharmaceutical, and clinical and government laboratory markets. Stratagene is expected to be impacted by merger-related costs of approximately $1.7 million, consisting of professional fees and other miscellaneous expenses. As of March 31, 2004, Stratagene has incurred approximately $1.5 million of merger-related costs, which are being capitalized on the balance sheet. The remainder will be recognized in the second quarter of 2004.

Critical Accounting Policies and Estimates

     The Company’s combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition

     Revenue from biological products and basic instrumentation products is recognized under the provisions of SAB No. 104, which is generally when products are shipped, title has transferred and risk of loss has passed. In accordance with Statement of Position No. 97-2, Software Revenue Recognition, as amended by Statement of Position No. 98-9, for instrumentation products where software is a key component, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped and title has transferred. When contractual acceptance clauses exist, revenue is recognized upon satisfaction of such clauses. Contract research service revenues are earned and recognized in accordance with contract provisions. Government grant revenues related to research activities are recognized when earned, generally as related research activities occur. Amounts received in advance of performance or acceptance are recorded as deferred revenue.

     Accounts Receivable

     Stratagene performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. Stratagene continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Stratagene’s credit losses have historically been within expectations and the provisions established.

     Inventories

     Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Stratagene regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on an estimated forecast of product demand and production requirements. Stratagene’s losses from disposal of excess or obsolete inventory have historically been within expectations and the provisions established. However, Stratagene’s estimates of future product demand may prove to be inaccurate, in which case Stratagene may have understated or overstated the provision required for excess and obsolete inventory. In addition, rapid technological change or new product development could result in an increase in the quantity of obsolete inventory on hand. In the future, if Stratagene’s inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if Stratagene’s inventory is determined to be undervalued, it may have over-reported its costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

     Additionally, Stratagene’s manufacturing costs and inventory carrying costs are dependent on management’s accurate estimates of customer demand for Stratagene’s products. A significant increase in the demand for Stratagene’s products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand and increase the expense of storing and maintaining the inventory until it is sold. As a result, although management makes every effort to maximize the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of Stratagene’s inventory and its reported operating results.

     Deferred Taxes

     Stratagene’s deferred tax assets relate primarily to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Stratagene evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to SFAS No. 109, Accounting for Income Taxes.

     Warranties

     Stratagene warrants certain equipment against defects in workmanship or materials for a period of one year from the date of purchase. Upon recognition of the sale of equipment sold that includes a warranty, Stratagene establishes, as part of cost of goods sold, a provision for the expected costs of such warranty. While Stratagene’s warranty costs have historically not been significant, Stratagene cannot guarantee that it will continue to experience the same warranty return rates that it has in the past. A significant increase in product return rates could have a material adverse impact on operating results for the period or periods in which such returns materialize.

     Derivative Financial Instruments

     On January 1, 2001, Stratagene adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which we refer to as SFAS No. 133. Stratagene enters into derivative instruments to reduce the risk of foreign currency fluctuations; however, such derivative instruments do not qualify for hedge accounting under the provisions of SFAS No. 133. Accordingly, both unrealized and realized gains or losses resulting from changes in fair value are recognized as incurred in gain (loss) on foreign currency transactions in the current period income statement.

     Research and Development

     Stratagene focuses its research and development efforts on developing products that use innovative technologies, primarily in the areas of: genetic technologies; nucleic acid and protein purification and analysis; and genomics, proteomics and bioinformatics. In 2003, Stratagene spent $1,275,368, $6,461,645 and $2,717,571 in the areas of genetic technologies; nucleic acid and protein purification and analysis; and genomics, proteomics and bioinformatics, respectively.

     Stratagene’s numerous research and development initiatives are generally ongoing. Some of the efforts are for new product technologies, while others are designed to support an existing product or products relating to one of Stratagene’s more than 2,500 stock keeping units, which are represented in approximately 75 existing product categories. In addition, the funds used by Stratagene in its research and development activities are allocated among the various technologies and products in which Stratagene is currently involved and are not concentrated to one specific product or product line. Since 1997, Stratagene has spent over $67 million on its research and development efforts and intends to spend between 14% and 16% of its revenues on research and development activities for at least the next few years.

     Stratagene does not provide forward-looking estimates of costs and time to complete any of its individual ongoing research and development projects because none of such projects are material to the company on an individual basis. In addition, any such estimates would be subject to a number of risks and uncertainties, including Stratagene’s ability to predict the outcome of complex research, competition from other entities of which Stratagene may become aware in future periods, predictions of market potential from products that may be derived from Stratagene’s research and development efforts and Stratagene’s ability to recruit and retain personnel with the necessary knowledge and skills to perform the required research activities.

Results of Operations

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenue increased $2.5 million or 15% during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This growth was primarily attributable to increased sales of the QPCR product line of $2.7 million. Also contributing were increases in the sales of mutagenesis kits and bioinformatics software of $0.6 million. Sales during the three months ended March 31, 2004 were also affected by the weakening dollar resulting in a positive foreign exchange impact to foreign sales of 16.3% and a 4.4% increase to total worldwide revenue when compared to the three months ended March 31, 2003. Approximately 45% of the growth was attributable to the shipment of backordered products ordered in 2003. Stratagene expects that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.

     Gross margin increased 0.9% from 68.6% for the three months ended March 31, 2003 to 69.5% for the three months ended March 31, 2004 primarily due to increased sales of higher margin products and cost reductions to certain instrumentation products.

     Research and development expenses decreased $0.3 million or 11.2% for the three months ended March 31, 2004 compared to the same period in 2003. As a percentage of product sales, research and development expenses decreased from 16.8% for the three months ended March 31, 2003 to 12.9% for the three months ended March 31, 2004. The decrease was primarily due to transitioning the Mx3000P instrument from research and development to manufacturing in the third quarter of 2003. Stratagene intends to continue spending significant amounts on research and development in the future in an effort to accelerate new product introductions. Stratagene expects that research and development expenses, as a percentage of revenues will remain relatively constant.

     Selling and marketing expense decreased $0.1 million or 1.7% for the three months ended March 31, 2004 compared to the same period in 2003. As a percentage of total revenue, selling and marketing expenses decreased from 23.6% for the three months ended March 31, 2003 to 20.9% for the same period in 2004. In the future, Stratagene expects to slightly increase its spending on selling and marketing as a percentage of revenues in an effort to increase market penetration and to support new product launches.

     General and administrative expenses increased by $0.8 million or 33.0% for the three months ended March 31, 2004 compared to the same period in 2003. As a percentage of total revenue, general and administrative expenses increased from 13.8% for the three months ended March 31, 2003 to 16.0% for the same period in 2004. The increase in spending was primarily due to increased legal costs associated with entering into new credit facilities and patent litigation. In the future, Stratagene anticipates that general and administrative spending will decrease as a percentage of revenues.

     Impairment of long-lived assets was $0.1 million and $0 for the three months ended March 31, 2004 and 2003, respectively. This expense relates to writing-off the remaining unamortized balances of patents that management believes are not recoverable.

     Total other income (expense), net increased in expense by $0.2 million or 42.2% for the three months ended March 31, 2004 compared to the same period in 2003. This increase was primarily due to foreign currency transaction losses related to the Company’s European operations.

     Stratagene recorded $1.0 million of tax expense in 2004. The effective tax rate decreased from 34.4% for the three months ended March 31, 2003 to 32.7% for the same period in 2004. BCH and its subsidiaries are limited liability companies; therefore, any related income tax liabilities are the responsibility of the members of BCH. As a result, the operations of BCH do not reflect a provision for income taxes. Therefore, income taxes are recorded only on Stratagene and its subsidiaries. Stratagene recognizes state research and development and other credits when they are generated. Excess credits are recognized and will be used to offset future taxable income as management believes it is more likely than not that the credits will be realized.

Liquidity and Capital Resources

     Stratagene’s liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, debt service, capital expenditures, working capital and general corporate purposes. These expenses have been funded primarily through cash from operations, supplemented with borrowings under credit facilities and other debt instruments.

     Stratagene generated net cash from operating activities of $2.5 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively, and used $0.7 million and $0.8 million of net cash in its investing activities for the three months ended March 31, 2004 and 2003, respectively. Capital expenditures and additions to patents for the three months ended March 31, 2004 totaled $0.2 million and $0.3 million, respectively, as compared to $0.4 million and $0.2 million for the three months ended March 31, 2003, respectively. Stratagene used $0.8 million in net cash for financing activities for the three months ended March 31, 2004, which included the repayment of $14.9 million in debt offset by borrowings under the Company’s new credit facilities of $14.1 million described further below. For the three months ended March 31, 2003, Stratagene used $0.5 million for financing activities, which included the repayment of $0.8 million in debt offset by borrowings under a line of credit of $0.5 million.

     Based on a review of Stratagene’s accounts receivable, an allowance for doubtful accounts is accrued, however, Stratagene does not write off individual accounts receivable until substantially all avenues of legal recourse to collect the outstanding amount have been exhausted. The actual write-off for the three months ended March 31, 2004 was minimal and the allowance decreased by approximately $0.1 million. This decrease in expected uncollectible accounts was due in part to continued collection efforts. No significant change to future liquidity is anticipated.

     Accounts receivable used cash of $0.4 million for the three months ended March 31, 2004 due primarily to strong sales in the first quarter. Days sales outstanding, or DSOs, decreased year over year from 41 to 38 days largely as a result of collection efforts. For the three months ended March 31, 2003, accounts receivable used cash of $1.3 million primarily due to strong sales in the first quarter of 2003.

     Inventory used cash of $0.3 million for the three months ended March 31, 2004 as Stratagene increased its inventory levels primarily related to its Mx3000P instrumentation product. For the three months ended March 31, 2003, the effect on cash from inventory was insignificant.

     Prepaid expenses and other current assets used cash of $0.6 million for the three months ended March 31, 2004 primarily due to professional fees related to the Hycor merger and bank fees related to the Company’s new credit facility. Prepaid expenses and other current assets used cash of $0.2 million for the three months ended March 31, 2004 primarily related to prepaid licenses.

     Accounts payable used cash of $0.8 million for the three months ended March 31, 2004 primarily due to the payment of increased inventory purchases and reversal of year-end accruals. For the three months ended March 31, 2003, accounts payable used cash of $1.2 million due to inventory purchases resulting from ramping up to launch a new instrumentation product in the second quarter of 2003 and the reversal of year-end accruals.

     Accrued royalty expense provided a source of cash of $0.3 million for the three months ended March 31, 2004, which includes amounts that may be paid to a third party after resolution of a licensing matter. For the three months ended March 31, 2003, the payment of accrued royalties used cash of $0.2 million.

     Accrued expenses and other liabilities provided a source of cash of $0.7 million for the three months ended March 31, 2004 due to increased litigation, bonus and severance accruals. For the three months ended March 31, 2003, accrued expenses and other liabilities provided a source of cash of $0.6 million due to increased compensation accruals.

     Income taxes payable provided a source of cash of $0.5 million for the three months ended March 31, 2004 and 2003 due to Stratagene’s increase in net income.

     Total capital expenditures during the three months ended March 31, 2004 and 2003 were approximately $0.4 million and $0.5 million, respectively. For fiscal 2004, Stratagene currently anticipates capital spending on property and equipment to be in the range of $1.0 million to $1.5 million.

     Stratagene had cash, cash equivalents and restricted cash totaling $3.9 million and $2.6 million at March 31, 2004 and December 31, 2003, respectively, and working capital of $9.3 million and $9.5 million at March 31, 2004 and December 31, 2003, respectively.

     As of March 31, 2004, Stratagene had approximately $30.1 million in total debt. This debt included approximately $5.8 million in senior term debt, $8.1 million under Stratagene’s reducing revolving line of credit, $9.8 million in subordinated notes and $5.6 million in industrial revenue bonds issued by BioCrest Manufacturing, a subsidiary of Stratagene.

     On January 21, 2004, Stratagene, BioCrest Manufacturing, L.P., and BioCrest Holdings, LLC entered into a senior credit agreement and related documents with Merrill Lynch Business Financial Services Inc., which is referred to in this Form 10-Q as MLBFS, pursuant to which MLBFS made various credit facilities available to BioCrest Manufacturing. The senior credit facility consists of (1) a $4.0 million one-year revolving borrowing base facility, (2) a $9.0 million three-year reducing revolving facility, (3) a $6.0 million 27-month term loan and (4) a one-year letter of credit facility to support the industrial revenue bonds issued by BioCrest Manufacturing. On January 23, 2004, Stratagene borrowed approximately $14.1 million of the aggregate availability under the reducing revolving facility and the term loan, of which $14.0 million was used to pay down the principal amount of the subordinated notes and the remaining amount was used to pay various MLBFS and other third party fees. Stratagene paid all amounts due and owing under the non-convertible subordinated notes in March and April 2004 and the convertible subordinated notes were converted into an aggregate of 1,753,604 shares of Stratagene common stock upon the closing of the merger transaction with Hycor. As a result, all of the Company’s obligations under the subordinated notes have been satisfied and there are no subordinated notes currently outstanding subsequent to the merger.

     The obligations of BioCrest Manufacturing under the senior credit facility have been guaranteed by each of Stratagene and BioCrest Holdings and each of their wholly owned domestic subsidiaries. The obligations are also generally secured by substantially all of the personal property assets of Stratagene and BioCrest Holdings and each of their wholly owned domestic subsidiaries, as well as liens on the real property and improvements related to Stratagene’s Texas manufacturing facility. The senior credit facility is also secured by a pledge of BioCrest Holding’s 78% interest in Iobion Informatics. In addition, Stratagene’s CEO personally guaranteed the obligations of BioCrest Manufacturing under the senior credit facility. This personal guarantee will terminate as a result of the closing of the merger with Hycor.

     Borrowings under the senior credit facility bear interest (1) in the case of the one-year revolving facility, at a variable rate equal to the one-month LIBOR rate plus 2.40%, (2) in the case of the three-year reducing revolving facility, at a variable rate equal to the one-month LIBOR rate plus 2.55%, and (3) in the case of the term loan, at a variable rate equal to the prime rate plus 1.00%. The senior credit facility includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The senior credit facility also contains restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. The Company was in compliance with all covenants as of March 31, 2004.

     The industrial revenue bonds issued by BioCrest Manufacturing are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds for fiscal 2003 was 1.68%, and for fiscal 2002 it was 2.26%. Under the instrument governing the industrial revenue bonds, Stratagene was required to make sinking fund payments of $870,000 per year through April 2004, and is required to make sinking fund payments of $735,000 through April 2005, $240,000 per year through April 2021, and then $175,000 through April 2022 when the bonds mature.

     Stratagene leases certain facilities and equipment under noncancelable operating leases, with equipment leases expiring in August 2006 and facility leases for the company’s headquarters in La Jolla and its offices in Canada, the Netherlands and Japan expiring on September 30, 2008, December 31, 2004, August 31, 2007 and August 7, 2006, respectively.

     In addition, in the normal course of operations, Stratagene enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods of less than one year and are settled by cash payments upon delivery of goods and services. The purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $1,683,000 for 2004.

     The following table summarizes the approximate future minimum payments under the above contractual obligations at March 31, 2004.

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating Leases	$5,061,462	$1,166,121	$3,384,043	$511,298	$—
Long-term Debt	30,075,593	3,586,743	22,434,692	504,158	3,550,000
Deferred compensation	268,200	268,200	—	—	—
Other Purchase Commitments	1,683,000	1,683,000	—	—	—

Total Contractual Obligations	$37,088,255	$6,704,064	$25,818,735	$1,015,456	$3,550,000

Other Commitments and Contingencies

     Stratagene has entered into employment contracts with certain of its officers. These contracts generally provide for severance benefits if the officer is terminated by Stratagene other than for cause (as defined in the employment contracts).

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 6 to the Combined Financial Statements for the period ended March 31, 2004, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

     Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. Stratagene generally identifies forward-looking statements in this Quarterly Report by using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors, such as the absence of a public market for the Stratagene common stock prior to the Hycor merger, the challenges of integrating Stratagene and Hycor, Stratagene’s ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the termination of license agreements, fluctuations in operating results, dependence on key employees, Stratagene’s substantial indebtedness, future capital requirements, the possibility of unproductive research and development projects, ability to manage growth, price volatility of Stratagene’s common stock, the impact of future sales of common stock on Stratagene’s stock price and potential declines in research and development budgets or funding, are discussed from time to time in the reports filed by Stratagene with the Securities and Exchange Commission, including the Form S-4 Registration Statement relating to the merger transaction with Hycor.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Stratagene’s financial instruments include cash and cash equivalents, investments and long-term debt. At December 31, 2003, the carrying values of its financial instruments approximated their fair values based on current market prices and rates.

     Foreign Currency Translation/Transaction

     The accounts of foreign subsidiaries and affiliates of Stratagene are measured using the local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net translation gains or losses are excluded from net income and reflected in accumulated other comprehensive income (loss) in the accompanying combined balance sheets.

     Stratagene’s international sales expose it to foreign currency risk in the ordinary course of its business. Approximately 27.3% and 25.8% of Stratagene’s revenue for the three months ended March 31, 2004 and 2003, respectively, was generated by Stratagene’s foreign subsidiaries. The foreign subsidiaries sell products in various local currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, Stratagene is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the foreign subsidiaries’ income statements are translated from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in Stratagene’s combined financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the three months ended March 31, 2004, the net impact to Stratagene’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $0.7 million when compared to the exchange rates for the three months ended March 31, 2003. For the three months ended March 31, 2004, the net impact to Stratagene’s reported operating expenses from the effect of exchange rate fluctuations was an increase of approximately $0.5 million when compared to rates for the three months ended March 31, 2003.

     Derivative Financial Instruments

     As part of distributing its products, Stratagene regularly enters into intercompany transactions with its foreign subsidiaries. Stratagene’s currency exposures vary, but are primarily concentrated in the Euro, British Pound and Swiss Franc.Stratagene periodically enters into derivative instruments to mitigate foreign currency risk on its European revenues, however, such derivative instruments do not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, both unrealized and realized gains or losses resulting from changes in fair value are recognized as incurred in gain (loss) on foreign currency transactions in the current period income statement.

     Stratagene manages its foreign currency exposure over a maximum of 12 months. At March 31, 2004 and 2003, Stratagene had outstanding foreign currency exchange contracts, maturing through June 2004 and 2003, with contract amounts of $10.0 million and $9.4 million, respectively.

     Fair Value of Financial Instruments

     The carrying amounts of cash, restricted cash, foreign currency exchange contracts, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, and lines of credit are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the long-term debt is a reasonable estimate of fair value, as the loans have terms based on market rates.

     Interest Rates

     Stratagene’s cash and cash equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. Stratagene limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk.

     The following table shows the average interest rate for the three months ended March 31, 2004 for each of Stratagene’s long-term debt obligations:

Average Interest Rate for
the Three Months Ended
Long-term Debt Obligations	March 31, 2004
Term debt	5.0%
Reducing revolving line of credit	3.64%
Revolving line of credit	3.49%
Subordinated notes	15%
Industrial revenue bond	1.47%
Phenogenex promissory note	7.5%
Vehicle financing	0% to 4.5%

     Stratagene’s interest income on long-term investments is dependent on the interest rate attributable primarily to the debt securities purchased by Stratagene. Since Stratagene generally holds these securities to maturity, changes in interest rates are not expected to have a material impact on the value of Stratagene’s portfolio.

     Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed by the Company pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except as noted below under “Changes in Internal Control,” the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     Changes in Internal Control

     There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     However, as disclosed in the Company’s registration statement on Form S-4 relating to the merger transaction with Hycor, in connection with its audits of the Company’s fiscal 2002 and 2003 financial statements, Deloitte & Touche LLP, the Company’s independent public accounting firm, identified the absence of qualified senior accounting personnel within the Company’s finance department during parts of 2002, 2003 and 2004 as a reportable condition pursuant to standards established by the American Institute of Certified Public Accountants. A “reportable condition” is a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Deloitte & Touche LLP indicated that this lack of qualified senior staffing in the Company’s finance department resulted in a diminished ability to record, process, summarize and report financial data on a timely and accurate basis. Accordingly, Deloitte & Touche LLP recommended that the Company hire qualified senior accounting personnel, including a chief financial officer and a director of finance, to ensure that accounting information and records are prepared and reviewed in a timely manner. As disclosed in the Company’s registration statement on Form S-4 related to the Hycor merger transaction, Stratagene stated that it intended that Reginald P. Jones, the then chief financial officer of Hycor, would become the chief financial officer of the Company following the merger and that the Company would also hire a director of finance.

     In connection with the closing of the merger transaction with Hycor, Reginald P. Jones became the chief financial officer of the Company. In addition, in May 2004 the Company hired a new director of finance. As a result of the hiring of Reginald P. Jones as the Company’s new chief financial officer in connection with the closing of the merger and the other additions made to the Company’s finance department in 2004, the Company is confident that it has taken the appropriate steps to remedy the reportable condition described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding legal proceedings is contained in Note 5 to the Combined Financial Statements for the period ended March 31, 2004, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:	Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. *

	Exhibit 32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. *

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K:        None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATAGENE CORPORATION

Date: June 14, 2004	By:	/s/ Joseph A. Sorge
Joseph A. Sorge, M.D
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2004	By:	/s/ Reginald P. Jones
Reginald P. Jones
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)