Form 10-Q
period 2004-06-30
STRATAGENE  CORP
filed 2004-08-16
CIK 1108674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 000-50786

STRATAGENE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0683641
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11011 North Torrey Pines Road, La Jolla, CA 92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (858) 535-5400

No Change
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2004

Common Stock, $0.0001 Par Value	21,916,183

STRATAGENE CORPORATION

Quarterly Report on Form 10-Q

Page
Part I. Financial Information
Item 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003 (unaudited)	3
Consolidated Income Statements for the Three and Six Months Ended June 30, 2004 (unaudited) and 2003 (as restated) (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 (unaudited) and 2003 (as restated) (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	38
Part II. Other Information	39
Item 1. Legal Proceedings	39
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 6. Exhibits and Reports on Form 8-K	40
Signatures	41
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 4.1
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$7,608,660	$2,003,762
Marketable debt securities	904,887	—
Cash — restricted related to bond indenture	222,181	658,587
Foreign currency exchange contracts	252,068	205,110
Accounts receivable, less allowance for doubtful accounts of $783,501 at June 30, 2004 and $990,849 at December 31, 2003	11,067,592	8,390,326
Inventories	12,229,317	7,729,655
Deferred income tax assets	2,404,859	1,711,947
Due from related party, current	—	265,639
Prepaid expenses and other current assets	1,924,514	2,702,233

Total current assets	36,614,078	23,667,259
Property and equipment, net	11,959,521	10,320,992
Other assets	565,586	696,858
Due from related party	291,360	451,630
Deferred income tax assets	695,880	—
Goodwill	27,853,723	—
Intangible assets, net	6,530,787	2,984,009
Investment in joint venture	1,228,717	467,109

Total assets	$85,739,652	$38,587,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,549,475	$5,003,788
Accrued expenses and other liabilities	8,133,798	5,332,114
Current portion of long-term debt	3,587,033	920,062
Due to related party, current	491,448	268,200
Deferred revenue, current	823,835	1,491,976
Income taxes payable	1,616,296	1,165,663

Total current liabilities	19,201,885	14,181,803
Deferred revenue	451,732	—
Long-term debt, less current portion	15,154,874	29,461,617
Due to related party	1,178,092	—
Deferred income tax liabilities	—	891,179

Total liabilities	35,986,583	44,534,599

Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 21,879,861 and 15,632,668 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2,188	1,563
Additional paid-in capital	52,304,488	1,821,202
Stock-based compensation	(732,915)	—
Accumulated deficit	(390,431)	(3,447,340)
Notes receivable from stockholders	(148,616)	(3,356,309)
Bond market valuation	733	—
Accumulated other comprehensive loss	(1,282,378)	(940,514)

Total stockholders’ equity (deficit)	49,753,069	(5,921,398)
Treasury stock, at cost; no shares at June 30, 2004 and 7,040 shares at December 31, 2003	—	(25,344)

Total stockholders’ equity (deficit)	49,753,069	(5,946,742)

Total liabilities and stockholders’ equity (deficit)	$85,739,652	$38,587,857

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(As restated,		(As restated,
		Note 13)		Note 13)
Product sales	$19,746,529	$17,025,245	$39,168,551	$33,900,903

Costs and expenses:
Cost of products sold	7,125,210	5,233,624	13,050,795	10,526,453
Research and development	2,811,237	2,753,982	5,331,850	5,592,141
Selling and marketing	4,269,205	3,585,114	8,323,668	7,570,816
General and administrative	5,469,654	2,701,494	8,563,521	5,027,352
Impairment of long-lived assets	6,893	—	58,131	—

Total costs and expenses	19,682,199	14,274,214	35,327,965	28,716,762

Income from operations	64,330	2,751,031	3,840,586	5,184,141

Other income and expenses:
Gain (loss) on foreign currency transactions	46,051	(206,821)	(83,250)	(48,295)
Equity in income (loss) of joint venture	1,785,822	(36,873)	1,761,608	(84,510)
Other income (loss), net	(1,417)	3,105	83,345	7,406
Interest expense	(497,514)	(903,812)	(1,191,287)	(1,566,436)
Interest income	48,565	58,707	116,043	117,354

Total other income (expense)	1,381,507	(1,085,694)	686,459	(1,574,481)

Income before income taxes	1,445,837	1,665,337	4,527,045	3,609,660
Income tax (expense) benefit	13,440	(533,140)	(993,856)	(1,202,788)

Net income	$1,459,277	$1,132,197	$3,533,189	$2,406,872

Earnings per share:
Basic	$0.08	$0.07	$0.21	$0.15
Diluted	$0.08	$0.07	$0.21	$0.15
Weighted average shares:
Basic	17,581,384	15,632,668	16,607,026	15,632,668
Diluted	17,655,091	15,632,668	16,639,932	15,632,668

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
		(As restated,
		Note 13)
Cash flows from operating activities:
Net income	$3,533,189	$2,406,872
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of joint venture	(1,761,608)	84,510
Depreciation and amortization	1,347,191	1,391,879
Impairment of long-lived assets	58,131	—
Stock compensation	449,522	—
Bad debt expense	(155,132)	80,130
Excess and obsolete expense	233,049	(79,815)
Loss on disposal of assets	—	860
Interest accrued on notes receivable from stockholders	(81,488)	(87,172)
Accretion of interest on long-term debt	740,842	1,423,187
Deferred income taxes	(691,435)	242,788
Changes in assets and liabilities (net of impact of merger with Hycor):
Foreign currency exchange contracts	(46,958)	(111,159)
Accounts receivable	396,978	(1,353,492)
Inventories	(60,643)	75,375
Prepaid expenses and other current assets	1,026,956	(536,001)
Due from related party	44,523	(76,678)
Due to related party	1,401,340	—
Income taxes receivable	(15,283)	—
Other assets	166,683	189,795
Accounts payable	(917,901)	(448,742)
Accrued expenses and other liabilities	(1,223,098)	144,223
Deferred revenue	(206,990)	69,624
Income taxes payable	133,673	709,783

Net cash provided by operating activities	4,371,541	4,125,966

Cash flows from investing activities:
Cash acquired in merger, net of acquisition costs	4,520,153	—
Purchases of property and equipment	(395,978)	(551,443)
Additions to intangible assets	(684,611)	(485,269)
Redemption of BCH member interests	(7,378)	—
Changes in restricted cash	435,174	456,627
Cash distributions from joint venture	1,000,000	—

Net cash (used in) provided by investing activities	4,867,360	(580,085)

(Continued)

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
		(As restated,
		Note 13)
Cash flows from financing activities:
Principal payments on long-term debt	(17,340,806)	(2,016,542)
Issuance of long-term debt	6,000,000	637,500
Borrowings under line of credit	8,128,953	450,000
Payments under line of credit	—	(450,000)
Distributions to BCH members	(476,280)	(242,568)

Net cash used in financing activities	(3,688,133)	(1,621,610)
Effects of foreign currency exchange rates on cash	54,130	(503,643)

Net increase in cash	5,604,898	1,420,628
Cash at beginning of period	2,003,762	1,207,892

Cash at end of period	$7,608,660	$2,628,520

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$394,746	$170,522
Income taxes	$1,065,580	$296,466
Non-cash financing activities:
Shares of common stock issued in exchange for the outstanding shares of Hycor and fair value of $3,331,223 assigned to the Hycor options assumed	$43,972,844	$—
Shares of common stock issued with respect to the conversion of outstanding debt	$9,180,000	$—
Redemption of common stock for outstanding notes receivable from stockholder	$(2,899,181)	$—
Redemption of common stock for outstanding note receivable from stockholder	$(276,878)	$—
Common stock issued in cashless exercises	$15	$—
Deferred taxes recorded in connection with BCH asset purchase	$750,000	$—

(Concluded)

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

1. Basis of Presentation

     The consolidated financial statements of Stratagene Corporation and its subsidiaries (“Stratagene” or the “Company”) for the three and six months ended June 30, 2004 and 2003 are unaudited. These financial statements include all adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2004 and the consolidated results of operations and cash flows of the Company for the three and six months ended June 30, 2004 and 2003.

     The financial information of the Company has been presented on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries (“Hycor”) since Hycor was acquired by the Company on June 2, 2004. The financial information also includes the results of operations of BioCrest Holdings, LLC (“BCH”), whose assets were acquired by the Company on June 2, 2004. Prior to the acquisition, BCH was under common control with Stratagene, and substantially all of the BCH membership units were held by certain Stratagene shareholders. The acquisition of the BCH assets has been presented as a change in reporting entity. Accordingly, the financial statements of Stratagene and BCH are presented on a consolidated basis for all periods. (See Note 2.) Intercompany balances and transactions have been eliminated as appropriate in the consolidation of Stratagene.

     Certain items in the consolidated financial statements have been reclassified to conform to the current period presentation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.

     Stratagene accounts for marketable securities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At June 30, 2004 and December 31, 2003, marketable debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable debt securities available for current operations are classified in the consolidated balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

     These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements but reflect all adjustments (consisting only of normal recurring accruals, except as disclosed herein) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. These consolidated financial statements should be read in conjunction with the combined financial statements and related notes included in Amendment No. 3 to the registration statement on Form S-4 filed by Stratagene on April 29, 2004 with the SEC.

     The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

2. Business Combinations

Hycor Merger

     On June 2, 2004, Stratagene acquired all of the outstanding shares of Hycor through a merger of a wholly owned subsidiary of Stratagene with Hycor, with Hycor surviving as a wholly owned subsidiary of Stratagene. Hycor engages in researching, developing, manufacturing and marketing medical diagnostic products throughout the United States and in many foreign countries. The primary reasons for the merger were the following:

•	The combination of Stratagene’s molecular diagnostics technology and Hycor’s Good Manufacturing Practice (“GMP”) approved facilities and U.S. Food and Drug Administration (“FDA”) experience allows the Company to enter the molecular diagnostic market;

•	Potential growth from increased earnings and revenue;

•	Expanded access to capital markets; and

•	Diversified customer base and product lines.

     As a result of the merger, Hycor’s former shareholders received 0.6158 of a share of Stratagene common stock in exchange for each share of Hycor common stock, plus cash for fractional shares. The fair value of the consideration exchanged in the merger has been calculated based upon the fair value of Hycor’s publicly-traded common shares, as their fair value was determined to be more clearly evident than that of Stratagene’s common shares. In accordance with Emerging Issues Task Force (“EITF”) No. 99-12, Determining the Measurement Date for the Market Price for an Acquirer of Securities Issued in a Business Combination, the market price was determined based on an average of the closing prices of the Hycor stock for the trading days nearest July 24, 2003, the date on which the merger agreement was originally signed. Using the 0.6158 exchange ratio, 5,015,453 shares of Stratagene common stock were issued to the former Hycor stockholders in connection with the merger and approximately 655 fractional shares were redeemed through a cash payment by Stratagene.

     Stratagene has also assumed each outstanding option to purchase shares of Hycor common stock issued under the stock option plans of Hycor, whether or not then exercisable, on substantially the same terms and conditions as were applicable prior to the merger date, except that

•	the options are exercisable for shares of Stratagene common stock, and

•	the number of shares of Stratagene common stock that may be purchased are equal to the number of shares of Hycor common stock underlying the option multiplied by 0.6158, rounded down to the nearest whole number.

     The stock option plans of Hycor include the following:

•	the Hycor Biomedical Inc. 2001 Stock Option Plan;

•	the Hycor Biomedical Inc. 1992 Incentive Stock Plan; and

•	the Hycor Biomedical Inc. Nonqualified Stock Option Plan for Non-Employee Directors, as amended.

     The exercise price per share for the Stratagene common stock issuable under each Hycor option equals the per share exercise price of the Hycor common stock purchasable under the Hycor option divided by the exchange ratio of 0.6158, rounded up to the nearest whole cent.

     Stratagene has reserved for issuance a number of shares of Stratagene common stock at least equal to the number of shares of Stratagene common stock that are subject to Stratagene options as a result of the assumption by Stratagene of Hycor options as contemplated by the merger agreement. Stratagene assumed options to purchase an aggregate of 756,822 shares of Stratagene common stock in connection with the merger.

     The total purchase consideration for the acquisition of Hycor was $45,714,053, based on the following components:

Purchase consideration:
Fair value of 5,015,453 Stratagene common shares issued at $8.10 per share	$40,641,622
Fair value of Hycor fractional shares acquired with cash	6,120
Fair value of Hycor common stock options assumed	3,331,223
Merger related costs	1,735,088

Total purchase consideration	$45,714,053

     The following represents an estimated allocation of the purchase price to the acquired assets and the assumed liabilities of Hycor. Stratagene considered a number of factors in its determination of the allocation of purchase price, including the results of a third-party valuation. Stratagene has not yet obtained all the information required to complete the purchase price allocation related to the Hycor merger. The final allocation is expected to be completed by the fourth quarter of 2004.

Purchase price allocation:
Current assets	$15,631,593
Property and equipment	2,269,676
Goodwill	27,853,723
Other non-amortizable intangible assets	1,575,000
Amortizable intangible assets	1,669,000
Unearned stock-based compensation for unvested stock options assumed	781,622
Deferred tax assets, net	404,730

Total assets acquired	50,185,344
Total liabilities assumed	(4,471,291)

Net assets acquired	$45,714,053

     Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets. The other non-amortizable intangible assets consist of $1,575,000 for a trade name with an indefinite life. The amortizable intangible assets include $480,000 for patents and trademarks, which will be amortized over 1 to 5 years, and $1,189,000 for contractually based customer relationships, which will be amortized over 1 to 5 years.

     Unearned stock-based compensation for unvested Hycor stock options assumed is the sum of the intrinsic value of each unvested stock option assumed by Stratagene in the merger with Hycor. The unvested portion of the assumed options will be amortized over the remaining vesting period using the graded vesting method prescribed under Financial Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN No. 28”).

     In connection with the merger, the following events occurred on June 2, 2004:

•	Stratagene forgave $390,000 of the shareholder note receivable due to Stratagene by Dr. Joseph A. Sorge, Stratagene’s Chief Executive Officer (“Dr. Sorge”), and paid the income taxes related to the forgiveness, which resulted in a charge to Stratagene of $650,000. This forgiveness was applied to reduce the note receivable, which was $3,351,311 at June 2, 2004, including interest. Dr. Sorge satisfied the remaining portion of his shareholder note receivable on June 2, 2004 by tendering an aggregate of 524,160 shares of common stock to Stratagene at a price of approximately $6.50 per share. The share price was based on Hycor’s stock price of approximately $4.00 at the time Stratagene and Hycor agreed on the repurchase, adjusted for the exchange ratio.

•	In addition, another shareholder paid off the balance of her note, which was $276,877 at June 2, 2004, including interest, by tendering 42,623 shares of common stock to Stratagene at a price of approximately $6.50 per share. This price was based on Hycor’s stock price of approximately $4.00 at the time Stratagene and Hycor agreed on the repurchase price, adjusted for the exchange ratio.

•	Dr. Sorge received a bonus in the amount of approximately $1,670,000, which will be paid pursuant to the terms of a promissory note with a 39-month term and bearing interest at a rate of 3.89% per annum. These amounts are included in due to related party on the balance sheet.

•	Stratagene entered into a new employment contract with Dr. Sorge, pursuant to which, among other things, Dr. Sorge’s base annual salary was reduced from $1.1 million to $450,000, and Dr. Sorge was granted an option to purchase 738,960 shares of Stratagene common stock at an exercise price of $9.34 per share. The contract provides for Dr. Sorge’s base salary to be reviewed on at least an annual basis by the compensation committee of the board of directors, which may also increase Dr. Sorge’s base salary from time to time in its discretion. It is anticipated that if the Company establishes any general bonus program for senior executives based upon the attainment of established goals, Dr. Sorge shall be entitled to participate in such program on a basis at least comparable to other senior executives. Dr. Sorge may also receive bonuses at the discretion of the board of directors upon the recommendation of the compensation committee. The new employment agreement has an initial term of three years and is subject to successive one-year renewals unless either party provides a notice of non-renewal at least 30 days prior to the termination of the then current term.

•	Stratagene converted $9.0 million in principal amount of the subordinated notes, pursuant to their terms, into 1,753,604 shares of Stratagene common stock. As a result of the conversion, there are no subordinated notes outstanding subsequent to the merger.

     Pro Forma Information

     The results of operations of Hycor have been included in the accompanying consolidated financial statements of Stratagene from the date of acquisition. However, the following unaudited pro forma information assumes that the June 2, 2004 Hycor merger occurred on January 1, 2004 and 2003, respectively. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues	$23,244,240	$22,006,037	$48,135,084	$43,759,262
Net income	$2,073,109	$1,537,481	$4,810,746	$3,161,398
Earnings per share:
Basic	$0.09	$0.07	$0.22	$0.14
Diluted	$0.09	$0.07	$0.22	$0.14
Weighted average shares:
Basic	21,880,045	21,828,957	21,852,158	21,824,865
Diluted	22,184,693	22,072,082	22,139,438	22,003,421

     The unaudited pro forma information presented above has been adjusted for charges for material, nonrecurring items that include the following:

•	removing interest income on shareholder loans that were paid off upon the closing of the merger;

•	removing interest expense on subordinated debt that converted to common stock upon the closing of the merger;

•	recording amortization expense on acquired other intangible assets;

•	recording amortization expense on unearned stock-based compensation for assumed stock options;

•	reducing the CEO’s salary pursuant to a new employment agreement effective on the merger date;

•	removing Hycor’s merger related costs incurred in the periods presented; and

•	recording the tax provision adjustment to the pro forma statement of operations at the statutory rate of 36%.

BCH Acquisition

     Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene and its subsidiaries of approximately $5.5 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH are under common control, and substantially all of the BCH membership units are held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the periods ended June 30, 2004, the financial statements are presented on a consolidated basis for Stratagene Corporation, which represents a change in reporting entity under Accounting Principles Board Opinion 20, Accounting Changes. Previously combined statements are now presented on a consolidated basis as a result of the transaction. There is no change to income for previous periods presented on a combined basis. For tax purposes, this transaction is considered a taxable pooling. The financial statements reflect net deferred tax assets of $750,000 for differences between the tax and book basis of assets and liabilities acquired by Stratagene.

     Prior to the acquisition date, Stratagene presented its financial statements on a combined basis with BCH. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members. As a result, the operations of BCH did not reflect a provision for income taxes in the combined financial statements, including its share of the $1.8 million gain in equity in earnings of joint venture on June 1, 2004. Beginning on June 2, 2004, the consolidated results of Stratagene, which includes the results of BCH, includes a provision for income taxes.

     As part of the BCH acquisition, Stratagene acquired BCH’s interests in its subsidiaries, which include Phenogenex, LLC (“Phenogenex”), Iobion Informatics, LLC and subsidiaries (“Iobion”) and an investment in a joint venture consisting of a 49% interest in a limited partnership that operates a research lab. The investment is accounted for under the equity method.

     As a result of the acquisition, Stratagene owns 100% of Phenogenex and approximately 78% of Iobion. The remaining 22% interest in Iobion is represented by membership units held by two individuals who are consultants to the Company. Gains, losses and cash flows are allocated in accordance with the limited liability company (“LLC”) agreement, generally first to eliminate any deficit in a member’s capital account, next to provide for a priority return to Stratagene, and then in accordance with respective ownership percentages. For the six months ended June 30, 2004 and 2003, Iobion has incurred losses of approximately $147,000 and $477,000, respectively. As of June 30, 2004 and December 31, 2003, Iobion had accumulated deficits of approximately $707,000 and $696,000, respectively. None of the losses have been allocated to the minority holders of the 22% interest, due to the fact that they did not fund initial capital contributions and have no requirement to make future capital contributions to Iobion. Accordingly, Stratagene has absorbed all losses incurred since inception.

3. Earnings Per Share (“EPS”)

     Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effects of the Company’s outstanding options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Weighted average shares:
Basic	17,581,384	15,632,668	16,607,026	15,632,668
Effect of dilutive common stock options	73,707	—	32,906	—

Diluted	17,655,091	15,632,668	16,639,932	15,632,668

     For both the three and six months ended June 30, 2004 and 2003, options outstanding totaling 3,024,246 and 1,597,368 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

4. Accounting for Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

     Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The fair value for Stratagene employee stock options was estimated at the dates of grant using the minimum value option pricing model from the stock option plan inception date through June 2, 2004 and the Black-Scholes pricing model for all option grants made subsequent to that date. Fair value for Hycor employee stock options was estimated at the dates of grant using the Black-Scholes pricing model for all option grants. The following weighted average assumptions were used for the three and six month periods ended June 30, 2004 and 2003:

	2004	2003
Risk free interest rate	4.0%	4.0%
Dividend yield	0%	0%
Volatility factor	45%	0%
Expected life (in years)	6 years	6 years
Resulting average fair value	$3.71	$0.00

     If the computed fair values of the stock options granted in 2004 and 2003 had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income as reported	$1,459,277	$1,132,197	$3,533,189	$2,406,872
Stock-based employee compensation expense included in reported net income, net of related tax effects	70,640	—	93,530	—
Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(95,055)	(1,774)	(94,252)	(1,624)

Pro forma net income	$1,434,862	$1,130,423	$3,532,467	$2,405,248

Earnings per common share:
Basic – as reported	$0.08	$0.07	$0.21	$0.15
Basic – pro forma	$0.08	$0.07	$0.21	$0.15
Diluted – as reported	$0.08	$0.07	$0.21	$0.15
Diluted – pro forma	$0.08	$0.07	$0.21	$0.15

     Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically re-measured as the underlying options vest and are included in additional paid-in capital in the financial statements.

5. Balance Sheet Information

     Inventory

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Raw materials and supplies	$5,668,139	$4,314,445
Work-in-process	3,045,475	1,612,335
Finished goods	3,515,703	1,802,875

Total	$12,229,317	$7,729,655

     Intangible Assets and Goodwill

     The following sets forth the intangible assets by major asset class:

		June 30, 2004			December 31, 2003
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Intangible assets subject to amortization:
Amortizable patents and other	2 – 7 years	$6,719,840	$2,921,789	$3,798,051	$5,651,019	$2,667,010	$2,984,009
Amortizable intangible assets	1 – 5 years	$1,189,000	$31,264	$1,157,736	$—	$—	$—
Intangible assets not subject to amortization:
Non-amortizable intangible assets		$1,575,000	$—	$1,575,000	$—	$—	$—
Goodwill		$27,853,723	$—	$27,853,723	$—	$—	$—

     Amortizable patents and other includes costs incurred in connection with patent applications which consist principally of legal fees. Amortizable intangible assets, non-amortizable intangible assets and goodwill were established in connection with the merger with Hycor (see Note 2).

     Amortization expense totaled $184,401 and $120,432 for the three months ended June 30, 2004 and 2003, respectively. Amortization expense totaled $286,043 and $237,674 for the six months ended June 30, 2004 and 2003, respectively. Amortization expense in each of the next five fiscal years is expected to be as follows:

Year	Amount
2004	$868,876
2005	1,002,830
2006	908,223
2007	758,865
2008	480,054

Total	$4,018,848

     Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2004	2003
Accrued compensation	$2,497,283	$1,302,102
Accrued royalties	3,264,771	2,310,744
Warranty	671,249	596,788
Accrued expenses and other liabilities	1,700,495	1,122,480

Total	$8,133,798	$5,332,114

6. Long-Term Debt and Line of Credit

     The Company has several debt instruments bearing interest at rates up to 7.5%, most of which are guaranteed by Stratagene and secured by substantially all of the assets of Stratagene. Many of the instruments contain restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. The Company was in compliance with all covenants at June 30, 2004. Long-term debt and line of credit consist of the following:

	June 30,	December 31,
	2004	2003
Term loan in the amount of $6,000,000 bearing interest at prime plus 1% (5.0% at June 30, 2004)	$5,111,111	$—
Reducing revolving line of credit not to exceed $9,000,000 bearing interest at LIBOR plus 2.55% (3.70% at June 30, 2004)	8,128,953	—
Convertible subordinated notes bearing interest at 15%. $9,000,000 converted into 1,753,604 shares of common stock upon the closing of the merger with Hycor (see Note 2)	—	23,985,101
Debt from bond indenture agreement with Bastrop County, Texas in the original principal amount of $9,100,000, at an average interest rate of 1.19% and 1.33% for the three and six months ended June 30, 2004, respectively (1.15% at June 30, 2004 and 1.65% at December 31, 2003)	4,750,000	5,620,000
Phenogenex promissory note totaling $637,500 and bearing interest at 7.5%	622,909	630,074
Vehicle financing totaling $156,486 and bearing interest at rates up to 4.5%	128,934	146,504

	18,741,907	30,381,679
Current portion of long-term debt	3,587,033	920,062

Long-term debt, less current portion	$15,154,874	$29,461,617

     The aggregate maturities of long-term debt principal payments for each of the five years subsequent to June 30, 2004 are as follows:

Principal
Payment
Less than one year	$3,587,033
One year	3,323,973
Two years	8,394,603
Three years	265,650
Four years	250,648
Thereafter	2,920,000

Total	$18,741,907

7. Comprehensive Income

     Components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income	$1,459,277	$1,132,197	$3,533,189	$2,406,872
Foreign currency translation loss	(302,978)	(234,624)	(1,283,934)	(292,267)
Unrealized gains on securities	733	—	733	—

Comprehensive income, net of tax	$1,157,032	$897,573	$2,249,988	$2,114,605

8. Employee Stock Purchase Plan

     In June 2004, the Company adopted the Stratagene Corporation Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the board of directors. Under the terms of the ESPP, purchases are made quarterly. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $21,250 per calendar year, withheld through payroll deductions to purchase shares of common stock under the ESPP. The purchase price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or grant date or the exercise or purchase date, whichever is lower. The initial quarterly purchase period began on July 1, 2004.

9. Commitments and Contingencies

     Legal — Stratagene is a party to litigation in the ordinary course of business. Due to the uncertainties inherent in litigation, no assurances can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to Stratagene, its business, financial condition and results of operations could be materially harmed. Additionally, favorable outcomes or gain contingencies that may result from these matters, if any, are not recognized until they are realized. Information on the most significant of these matters follows.

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

     In addition, in March 2001, Stratagene was sued by Invitrogen in the United States District Court for the Western District of Texas. Invitrogen alleges (i) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (ii) damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that the ‘797 patent was not infringed by Stratagene. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, in response to a pending summary judgment motion, the district court ruled that Invitrogen’s ‘797 patent was invalid under 35 U.S.C. § 102(b). More specifically, the district court found that Invitrogen had used the patented process claimed in the ‘797 patent for commercial purposes for more than one year prior to the filing date of the patent. Having found the ‘797 patent invalid, the district court indicated there was no need for a trial. Invitrogen is currently appealing the district court’s ruling.

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

     Takara Bio

     In November 2002, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Takara Bio with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction, monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Takara filed a counterclaim in a separate action in the United States District Court for the Southern District of California. By its counterclaim, Takara seeks joint ownership of Stratagene’s ‘772 patent. In June 2003, Stratagene successfully moved to transfer the California action to Maryland. In August 2003, the Maryland district court denied Takara’s motion to dismiss or transfer the complaint, and the cases have been consolidated for pretrial and trial. No trial date has been set. The parties recently entered into a joint stipulation to stay the proceedings to pursue settlement.

     Royalty Payments — Accrued expenses and other liabilities in the June 30, 2004 balance sheet include $2.7 million of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through June 30, 2004. The Company has accrued royalties under this patent license agreement based on an estimate of the amounts in accordance with the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003, such royalty payments have been withheld by the Company while the Company evaluates a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the over payments.

     Employment Contracts — Stratagene has entered into employment contracts with certain of its officers. These contracts generally provide for severance benefits if the officer is terminated by Stratagene other than for cause, as defined in the employment contracts. See Note 2 for a summary of Dr. Sorge’s new employment contract.

     Manufacturing move to Texas — In June 2004, the Company made the decision to move its manufacturing operations conducted in San Diego, California to its primary manufacturing facility in Austin, Texas. As a result, the Company will incur relocation and severance costs for employees affected by the transition. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company has estimated the employee severance costs associated with the move and will charge those costs to expense ratably over the future service period. Management has estimated the costs to be approximately $140,000, which will be recognized in the second half of 2004. The estimated obligation is expected to be paid by the Company early in 2005.

10. New Accounting Pronouncements

     In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company does not believe the impact of adopting EITF No. 03-1 will be significant to its overall results of operations or financial position.

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

11. Sale of Certain Assets in Joint Venture

     The Company has a 49% minority interest in a limited partnership (“LP”) that operates a research lab. On June 1, 2004, prior to the BCH asset acquisition by the Company (Note 2), the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The consolidated financial statements reflect a $1.8 million gain in equity in earnings of joint venture for BCH’s share of the realized gain on the sale of these assets. The taxes attributable to the gain are the responsibility of the members of BCH and accordingly, the consolidated financial statements do not include a provision for income taxes on this gain. The LP made a partial distribution of the cash proceeds to BCH on June 1, 2004. In turn, BCH made a distribution to its members to pay for the taxes related to the sale in the amount of $476,280. The LP will distribute the remaining portion of BCH’s net proceeds once the accounting has been finalized for the transaction. Management believes that there will be no further distributions to the BCH members, as the distribution made on June 1, 2004 was for estimated taxes on the entire transaction.

12. Segment Information

     The Company operates in two business segments: research supplies and diagnostics. The segment information provided for the three and six months ended June 30, 2004 includes only one month of diagnostic segment information, as the Company only established a separate diagnostics reporting segment in connection with the Hycor merger on June 2, 2004.

		Three Months Ended			Three Months Ended
	Research	June 30, 2004		Research	June 30, 2003
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Product sales from external customers	$17,653,540	$2,092,989	$19,746,529	$17,025,245	$—	$17,025,245
Income before income taxes	$829,677	$616,160	$1,445,837	$1,665,337	$—	$1,665,337

		Six Months Ended			Six Months Ended
	Research	June 30, 2004	Research	Research	June 30, 2003
	Supplies	Diagnostics	Supplies	Supplies	Diagnostics	Total
Product sales from external customers	$37,075,562	$2,092,989	$39,168,551	$33,900,903	$—	$33,900,903
Income before income taxes	$3,910,884	$616,160	$4,527,044	$3,609,660	$—	$3,609,660

     At June 30, 2004 and December 31, 2003, total assets for each business segment were as follows:

	Research	June 30, 2004		Research	December 31, 2003
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Total assets	$41,206,175	$44,533,477	$85,739,652	$38,587,857	$—	$38,587,857

13. Restatement of Financial Statements

     As previously disclosed in the Company’s annual audited financial statements included in Amendment No. 3 to Form S-4 filed with the SEC on April 29, 2004, the Company identified errors in its financial statements that related to its European subsidiary and its derivative instruments. Certain amounts in the income statement for the three and six months ended June 30, 2003 are different from amounts previously reported. The following discussion provides an overview of the restatement and related adjustments.

     Translation/Transaction Foreign Currency Adjustments

     The Company corrected the accounting of its European subsidiary’s foreign currency gains (losses) resulting from inventory purchased in US dollars, as these were recorded as translation gains (losses) on the balance sheet rather than as transaction gains (losses) in the income statement. As a result, foreign currency transaction losses of $263,084 were reported in the income statement for the three months ended June 30, 2003 and foreign currency transaction gains of $25,743 were reported in the income statement for the six months ended June 30, 2003.

     Derivative Instruments and Hedge Accounting

     The Company corrected the accounting for its foreign currency denominated futures contracts, as the hedge accounting treatment did not comply with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, losses resulting from changes in the fair value of the Company’s derivative instruments of $167,075 and $227,281 for the three and six months ended June 30, 2003, respectively, were reported in gain (loss) on foreign currency transactions in the income statement.

     Also, for the three and six months ended June 30, 2003, the Company reclassified $287,788 and $408,550, respectively, of realized foreign currency losses associated with its futures contracts, from product sales to gain (loss) on foreign currency transactions in the income statement.

     Other Items

     As a result of the restatement for the items discussed above, management deemed it appropriate to record adjustments for certain other known items, principally related to revenue recognition associated with product shipped that had not reached its destination at period end, deferral and amortization of revenue for extended service agreements and accruals for operating expenses.

     The following summarizes the effect of the restatement on the income statement:

	Three months	Six months
	ended	ended
	June 30, 2003	June 30, 2003
Translation/transaction foreign currency adjustments	$(263,084)	$25,743
Foreign currency futures contracts and hedge accounting	(167,075)	(227,281)
Other items	136,259	(17,176)

Pre-tax impact of adjustment to the income statement	(293,900)	(218,714)
Tax benefit impact	100,360	76,212

Total effect on net income	$(193,540)	$(142,502)

     The following table summarizes the effects of the restatement by financial statement line item affected:

	Three months ended		Six months ended
	June 30, 2003		June 30, 2003
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Income Statement
For the three and six months ended June 30, 2003:
Product sales	16,828,285	17,025,245	33,761,544	33,900,903
Cost of products sold	5,439,675	5,233,624	10,754,825	10,526,453
General and administrative	2,692,005	2,701,494	5,016,400	5,027,352
Gain (loss) on foreign currency transactions	465,990	(206,821)	510,424	(48,295)
Income before income taxes	1,959,237	1,665,337	3,828,374	3,609,660
Income tax expense	(633,500)	(533,140)	(1,279,000)	(1,202,788)
Net income	1,325,737	1,132,197	2,549,374	2,406,872

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes for the year ended December 31, 2003 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Amendment No. 3 to the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on April 29, 2004. The financial information for Stratagene includes the accounts and balances of Stratagene Corporation and subsidiaries on a consolidated basis.

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements and include assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties, and other factors. The Company’s actual results could differ materially from those expressed in or implied by these forward-looking statements as a result of various factors, including those set forth below under the caption “Factors that May Affect Future Results.”

Overview

     Since inception in 1984, Stratagene has been engaged in developing, manufacturing and marketing products used to conduct molecular biology research. A substantial majority of its revenue comes from the sale of these products. In 2003, approximately 38%, 50% and 4% of product sales were in the areas of genetic technologies; nucleic acid and protein purification and analysis; and genomics, proteomics, and bioinformatics, respectively. Stratagene’s research supplies products are used for research purposes and the use of these products is not regulated by the U.S. Food and Drug Administration (“FDA”) or by any comparable international organization.

     Stratagene manufactures its products for molecular biology research customers in facilities near Austin, Texas and San Diego, California. Stratagene’s sales activities are primarily conducted through a dedicated direct sales organization in North America and Europe. Approximately 11% of its product sales in 2003 were to international distributors in selected countries in Europe and Asia, who resell them to researchers. Certain products manufactured by Stratagene in the United States are sold to Stratagene’s Netherlands branch for subsequent sale to their customers in Europe. Total product sales outside the U.S. accounted for approximately 26% of total product sales in 2003. In August 2003, Stratagene also opened a new facility in Japan to establish direct sales and distribution channels in Asia. The Japan facility recorded its first sale in the first quarter of 2004.

     As a result of the merger with Hycor Biomedical Inc. (see “Merger with Hycor” below), Stratagene has expanded its product portfolio to include diagnostics products with a focus on allergy and autoimmune testing and urinalysis products. Hycor is registered as a manufacturer of medical devices and a licensed biological manufacturer with the FDA. To comply with FDA requirements, the Company must manufacture its diagnostics products in conformance with the FDA’s medical device Good Manufacturing Practice regulations. Hycor’s existing products are also subject to certain pre-market notification requirements of the FDA.

     Subsequent to the merger, Stratagene has determined that it operates in two distinct operating segments; molecular biology research supplies and medical diagnostic products.

     Stratagene markets its research supplies products to academic and government institutions and pharmaceutical, biotechnology and industrial companies. Historically, a substantial portion of product sales have been to researchers at these academic and government institutions. Stratagene markets its diagnostics products primarily to clinical laboratories and certain specialty physicians.

Merger with Hycor

     On June 2, 2004, Stratagene acquired all of the outstanding shares of Hycor Biomedical Inc. through a merger of a wholly owned subsidiary of Stratagene with Hycor, with Hycor continuing as a wholly owned subsidiary of Stratagene. Pursuant to the merger agreement, Hycor’s stockholders received 0.6158 of a share of Stratagene common stock in exchange for each share of Hycor common stock, plus cash for any fractional shares. The merger will be recognized as a tax-free reorganization. Stratagene filed a registration statement on Form S-4 (No. 333-109420) and related amendments in connection with the transaction, which registration statement was declared effective by the Securities and Exchange Commission on April 29, 2004. Stratagene has incurred merger-related costs of approximately $1.7 million through June 30, 2004, which were capitalized as a component of the purchase price.

BCH Asset Acquisition

     Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene and its subsidiaries of approximately $5.5 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH are under common control, and substantially all of the BCH membership units are held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the periods ended June 30, 2004, the financial statements are presented on a consolidated basis for Stratagene Corporation, which represents a change in reporting entity under Accounting Principles Board Opinion 20, Accounting Changes. Previously combined statements are now presented on a consolidated basis as a result of the transaction. There is no change to income for previous periods presented on a combined basis. For tax purposes, this transaction is considered a taxable pooling. The financial statements reflect net deferred tax assets of $750,000 for differences between the tax and book basis of assets and liabilities acquired by Stratagene.

     Prior to the acquisition date, Stratagene presented its financial statements on a combined basis with BCH. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members. As a result, the operations of BCH did not reflect a provision for income taxes in the combined financial statements. Beginning on June 2, 2004, the consolidated results of Stratagene, which includes the results of BCH, includes a provision for income taxes.

     As part of the acquisition of BCH, Stratagene acquired BCH’s interests in its subsidiaries, which include Phenogenex, LLC (“Phenogenex”), Iobion Informatics, LLC and subsidiaries (“Iobion”) and an investment in a joint venture consisting of a 49% interest in a limited partnership that operates a research lab. The investment is accounted for under the equity method.

     As a result of the acquisition, Stratagene owns 100% of Phenogenex and approximately 78% of Iobion. The remaining 22% interest in Iobion is represented by membership units held by two individuals. Gains, losses and cash flows are allocated in accordance with the LLC agreement, generally first to eliminate any deficit in a member’s capital account, next to provide for a priority return to Stratagene, and then in accordance with respective ownership percentages. For the six months ended June 30, 2004 and 2003, Iobion has incurred losses of approximately $147,000 and $477,000, respectively. As of June 30, 2004 and December 31, 2003, Iobion had accumulated deficits of approximately $707,000 and $696,000, respectively. None of the losses have been allocated to the minority holders of the 22% interest, due to the fact that they did not fund initial capital contributions and have no requirement to make future capital contributions to Iobion. Accordingly, Stratagene has absorbed all losses incurred since inception.

Basis of Presentation

     The financial information of the Company has been presented on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries (“Hycor”) since Hycor was acquired by the Company on June 2, 2004. The financial information also includes the results of operations of BioCrest Holdings, LLC (“BCH”), whose assets were acquired by the Company on June 2, 2004 and accordingly is presented on a consolidated basis for all periods (See Note 2 to financial statements).

Critical Accounting Policies and Estimates

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.

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

     Additionally, Stratagene’s manufacturing costs and inventory carrying costs are dependent on management’s accurate estimates of customer demand for Stratagene’s products. A significant increase in the demand for Stratagene’s products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand and increase the expense of storing and maintaining the inventory until it is sold. As a result, although management attempts to maximize the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of Stratagene’s inventory and its reported operating results.

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

     Long-lived Assets

     In 2002, Stratagene adopted SFAS No. 142, Goodwill and Intangible Assets, which requires that long-lived assets be reviewed for impairment at least annually. With the acquisition of Hycor in the second quarter of 2004, Stratagene has substantial amortizable and non-amortizable long-lived assets (including goodwill) that are reviewed for impairment at each calendar year end and when there is an indication that the carrying value of an asset may not be recoverable. An impairment loss will be recognized if the carrying amount exceeds the fair value of the asset.

     Royalties

     Stratagene enters into license agreements in the ordinary course of its business, which require royalty payments based on specified product sales. These agreements cover the majority of Stratagene’s products. Since mid-2003, Stratagene has withheld payments to a license holder while Stratagene evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to record the estimated quarterly royalty payable under the patent license agreement and reports this amount to the license holder. Management believes the royalty payments accrued are determined in accordance with the patent license agreement. However, the Company’s calculations of royalty payments are subject to review by the license holder. Therefore, Stratagene’s financial position or results of operations could be materially affected if the parties later determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. As of June 30, 2004, the amount of accrued and unpaid royalties related to this patent license agreement was $2.7 million.

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

     Derivative Financial Instruments

     Stratagene accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and related literature, which we refer to collectively as SFAS No. 133. Stratagene enters into derivative instruments to reduce the risk of foreign currency fluctuations; however, such derivative instruments do not qualify for hedge accounting under the provisions of SFAS No. 133. Accordingly, both unrealized and realized gains or losses resulting from changes in fair value are recognized as incurred in gain (loss) on foreign currency transactions in the current period income statement.

     Research and Development

     Stratagene focuses its research and development efforts on developing products that use innovative technologies in both the research supplies and diagnostics product lines. For the six months ended June 30, 2004 and for fiscal year 2003, Stratagene spent an aggregate of approximately $5.3 million and $10.5 million, respectively, in the areas of genetic technologies; nucleic acid and protein purification and analysis; genomics, proteomics and bioinformatics; and medical diagnostics.

     Stratagene’s numerous research and development initiatives are generally ongoing. Some of the efforts are for new product technologies, while others are designed to support an existing product or products relating to one of Stratagene’s more than 2,500 stock keeping units, which are represented in approximately 75 existing product categories. In addition, the funds used by Stratagene in its research and development activities are allocated among the various technologies and products in which Stratagene is currently involved and are not concentrated to one specific product or product line. Since 1997, Stratagene has spent over $67 million on its research and development efforts and intends to spend between 12% and 14% of its revenues on research and development activities for at least the next few years.

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

Results of Operations

     Three months ended June 30, 2004 compared to three months ended June 30, 2003

     Product Sales

     For the three months ended June 30, 2004, revenue increased $2.7 million or 16.0% compared to the three months ended June 30, 2003. This increase was primarily attributable to the Company recording one month of Hycor’s diagnostics product sales of $2.1 million as a result of the merger on June 2, 2004, which constitutes approximately 12.3% of the increase for the three months ended June 30, 2004. Also contributing to the growth was increased sales of research supplies products by Stratagene of $0.6 million, or 3.7% for the three months ended June 30, 2004 when compared to the same period in 2003. Sales during the three months ended June 30, 2004 were also affected by the weakening dollar resulting in a positive foreign exchange impact to foreign sales of 5.8% and a 1.5% increase to total worldwide revenue for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. Stratagene expects that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.

     Gross Profit

     Gross profit as a percentage of sales decreased 5.4% from 69.3% for the three months ended June 30, 2003 to 63.9% for the three months ended June 30, 2004 due to increased manufacturing variances and the impact of lower margin diagnostic products sales.

     Research and Development Expenses

     Research and development expenses increased $0.1 million or 2.1% for the three months ended June 30, 2004 compared to the same period in 2003. As a percentage of product sales, research and development expenses decreased from 16.2% for the three months ended June 30, 2003 to 14.2% for the three months ended June 30, 2004. The increase in spending was primarily due to approximately $250,000 of non-cash stock-based compensation expense for stock options granted to non-employee advisors of Stratagene.

     Selling and Marketing Expenses

     Selling and marketing expenses increased $0.7 million or 19.1% for the three months ended June 30, 2004 compared to the same period in 2003. The increase in spending was due to the Company recording one month of Hycor sales and marketing expenses of approximately $0.3 million and approximately $0.4 million of expenses related to increased marketing communication activity and increased costs related to Stratagene’s Japanese operations, which commenced in the second quarter of 2003. As a percentage of total revenue, selling and marketing expenses increased slightly from 21.1% for the three months ended June 30, 2003 to 21.6% for the three months ended June 30, 2004. As a result of the merger with Hycor, Stratagene recorded amortizable intangible assets related to trade names and customer contracts. These intangible assets are being amortized to sales and marketing expense over one to five years beginning in June of 2004. The monthly amortization expense is approximately $33,000. See Note 2 to the Company’s consolidated financial statements for the period ended June 30, 2004.

     General and Administrative Expenses

     General and administrative expenses increased by $2.8 million or 102.5% for the three months ended June 30, 2004 compared to the same period in 2003. As a percentage of total revenue, general and administrative expenses increased from 15.9% for the three months ended June 30, 2003 to 27.7% for the three months ended June 30, 2004. The increased spending is primarily due to charges of $2.4 million related to bonuses Dr. Sorge received as a result of the merger with Hycor and one month of Hycor’s general and administrative expenses of $0.2 million.

     Impairment of Long-Lived Assets

     Impairment of long-lived assets was approximately $7,000 for the three months ended June 30, 2004. There was no impairment charge for the three months ended June 30, 2003. This expense relates to writing-off the remaining unamortized balances of patents that management believes are not recoverable.

     Total Other Income (Expense), Net

     Total other income (expense), net increased in income by $2.5 million or 227.3% for the three months ended June 30, 2004 compared to the same period in 2003. As a result of the BCH asset acquisition, Stratagene has a 49% minority interest in a limited partnership (“LP”) that operates a research lab. On June 1, 2004, prior to the BCH asset acquisition by the Company, the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The consolidated financial statements for the three months ended June 30, 2004 reflect a $1.8 million gain in equity in earnings of joint venture for the Company’s share of the realized gain on the sale of those assets.

     Also contributing to the net increase was a reduction in interest expense of $0.4 million for the three months ended June 30, 2004 resulting from the refinancing of the Company’s debt obligations in the first quarter of 2004, which reduced the weighted average interest rate on outstanding borrowings from 10% to approximately 7.5%. In addition, $9.0 million of convertible subordinated notes were converted into shares of Stratagene common stock in connection with the closing of the Hycor merger. The weighted average interest rate on the remaining debt facilities is approximately 3.5% for the second half of 2004.

     Income Taxes

     Stratagene recorded a $13,000 tax benefit for the three months ended June 30, 2004 as a result of taxable income decreasing in the three months ended June 30, 2004. Prior to the acquisition date, Stratagene and BCH presented their financial statements on a combined basis as a result of being under common control and because substantially all the BCH membership units were held by certain Stratagene shareholders. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members. As a result, the operations of BCH did not reflect a provision for income taxes in the combined financial statements. Beginning on June 2, 2004, the consolidated results of Stratagene, which includes the results of BCH, includes a provision for income taxes. As discussed above, on June 1, 2004, prior to the BCH asset acquisition by the Company, BCH recorded a gain in equity in earnings of joint venture of $1.8 million related to the sale of certain of the LP’s assets. The income taxes attributable to the gain are the responsibility of the members of BCH and accordingly, the consolidated financial statements do not include a provision for income taxes on this gain.

     Stratagene recognizes state research and development and other credits when they are generated. Excess credits are recognized and will be used to offset future taxable income as management believes it is more likely than not that the credits will be realized.

     Six months ended June 30, 2004 compared to six months ended June 30, 2003

     Product Sales

     For the six months ended June 30, 2004, revenue increased $5.3 million or 15.5% as compared to the six months ended June 30, 2003. This growth was partly attributable to the merger with Hycor, which contributed $2.1 million of diagnostics product sales, or 6.2% of the increase in sales for the six months ended June 30, 2004 over the comparable period in 2003. Also contributing to the growth was increased sales of the research supplies product line of $3.2 million, or 9.4% for the six months ended June 30, 2004 when compared to the same period in 2003. Sales during the six months ended June 30, 2004 were also affected by the weakening dollar resulting in a positive foreign exchange impact to foreign sales of 10.8% and a 2.6% increase to total worldwide revenue for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. For the six months ended June 30, 2004, approximately 2.7% of the growth was attributable to the shipment of backordered products ordered in 2003.

     Gross Profit

     Gross profit as a percentage of sales decreased 2.2% from 68.9% for the six months ended June 30, 2003 to 66.7% for the six months ended June 30, 2004 due to increased manufacturing variances and the impact of lower margin diagnostic products sales.

     Research and Development Expenses

     Research and development expenses decreased $0.3 million or 4.7% for the six months ended June 30, 2004 compared to the same period in 2003. As a percentage of product sales, research and development expenses decreased from 16.5% for the six months ended June 30, 2003 to 13.6% for the six months ended June 30, 2004. The decrease was primarily due to transitioning the Mx3000P instrument from research and development to manufacturing in the third quarter of 2003, offset by approximately $255,000 of stock-based compensation expense for stock options granted to non-employee advisors of Stratagene.

     Selling and Marketing Expense

     Selling and marketing expenses increased $0.8 million or 9.9% for the six months ended June 30, 2004 compared to the same period in 2003. The increase in spending was due to the Company recording one month of Hycor’s sales and marketing expenses of approximately $0.3 million and approximately $0.5 million of expenses related to increased marketing communication activity and increased costs related to Stratagene’s Japanese operations, which commenced in the second quarter of 2003. As a percentage of total revenue, selling and marketing expenses decreased 1.0% from 22.3% for the six months ended June 30, 2003 to 21.3% for the six months ended June 30, 2004.

     General and Administrative Expenses

     General and administrative expenses increased by $3.5 million or 70.3% for the six months ended June 30, 2004 compared to the same period in 2003. As a percentage of total revenue, general and administrative expenses increased from 14.8% for the six months ended June 30, 2003 to 21.9% for the six months ended June 30, 2004. The increased spending was primarily due to charges of $2.4 million related to bonuses Dr. Sorge received as a result of the merger with Hycor, one month of Hycor’s general and administrative expenses of $0.2 million and $0.9 million of expenses related to increased legal fees associated with patent litigation and debt refinancing, as well as increased investment in the Japanese operations.

     Impairment of Long-Lived Assets

     Impairment of long-lived assets was approximately $58,000 for the six months ended June 30, 2004. There were no impairment charges for the six months ended June 30, 2003. This expense relates to writing-off the remaining unamortized balances of patents that management believes are not recoverable.

     Total Other Income (Expense), Net

     Total other income (expense), net increased in income by $2.3 million or 143.6% for the six months ended June 30, 2004 compared to the same period in 2003. As a result of the BCH asset acquisition, Stratagene has a 49% minority interest in a limited partnership that operates a research lab. On June 1, 2004, prior to the BCH asset acquisition by the Company, the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The consolidated financial statements for the six months ended June 30, 2004 reflect a $1.8 million gain in equity in earnings of joint venture for the Company’s share of the realized gain on the sale of these assets.

     Also contributing to the net increase was a reduction in interest expense of $0.4 million for the six months ended June 30, 2004 resulting from the debt refinancing, which reduced the weighted average interest rate on outstanding borrowings from over 10% to approximately 7.5%. In addition, $9.0 million of convertible subordinated notes were converted into shares of Stratagene common stock in connection with the closing of the Hycor merger. The weighted average interest rate on the remaining debt facilities is approximately 3.5%.

     Income Taxes

     Stratagene recorded $1.0 million of tax expense for the six months ended June 30, 2004. The effective tax rate increased from 33.3% for the six months ended June 30, 2003 to 36.0% for the same period in 2004. The change in the effective tax rate was primarily a result of the BCH asset acquisition and related transactions. Prior to the BCH asset acquisition date, Stratagene and BCH presented their financial statements on a combined basis as a result of being under common control and because substantially all the BCH membership units were held by certain Stratagene shareholders. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members. As a result, the operations of BCH did not reflect a provision for income taxes prior to the acquisition date. As discussed above, on June 1, 2004, prior to the BCH asset acquisition by the Company, BCH recorded a gain in equity in earnings of joint venture of $1.8 million related to the sale of certain of the LP’s assets. The income taxes attributable to the gain are the responsibility of the members of BCH and accordingly, the consolidated financial statements do not include a provision for income taxes on this gain.

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

     Stratagene generated net cash from operating activities of $4.4 million and $4.1 million for the six months ended June 30, 2004 and 2003, respectively.

     For the six months ended June 30, 2004, Stratagene generated net cash from investing activities of $4.9 million and used $0.6 million of net cash in its investing activities for the six months ended June 30 2003. Cash acquired related to the merger with Hycor, net of acquisition costs of $1.8 million, totaled $4.5 million for the six months ended June 30, 2004. Cash distributions from a joint venture resulting from the sale of certain assets of the joint venture totaled $1.0 million and $0 for the six months ended June 30, 2004 and 2003, respectively. Capital expenditures and additions to patents for the six months ended June 30, 2004 totaled $0.4 million and $0.7 million, respectively, as compared to $0.6 million and $0.5 million for the six months ended June 30, 2003, respectively.

     Stratagene used $3.8 million and $1.6 million in net cash for financing activities for the six months ended June 30, 2004 and 2003, respectively, which included the repayment of $17.3 million and $2.5 million in debt offset by borrowings under the Company’s credit facilities of $14.1 million and $1.1 million, respectively.

     Based on management’s review of Stratagene’s accounts receivables, an allowance for doubtful accounts is accrued, however, Stratagene does not write off individual accounts receivable until substantially all avenues of legal recourse to collect the outstanding amount have been exhausted. The actual write-off for the six months ended June 30, 2004 was minimal and the allowance decreased by approximately $0.2 million. This decrease in expected uncollectible accounts was due in part to continued collection efforts. No significant change to future liquidity is anticipated.

     Gross accounts receivable provided cash of $0.4 million for the six months ended June 30, 2004 due primarily to collection efforts. Days sales outstanding decreased from 39 days at December 31, 2003 to 37 days at June 30, 2004. For the six months ended June 30, 2003, accounts receivable used cash of $1.3 million primarily due to strong sales in the first quarter of 2003.

     Due to related party was a source of cash of $1.4 million for the six months ended June 30, 2004 due to a bonus awarded to Dr. Sorge in connection with the merger with Hycor, which is being paid over 39 months, offset by payment of deferred compensation to an officer of $0.3 million.

     Accrued expenses and other liabilities was a use of cash of $1.2 million for the six months ended June 30, 2004 due to the Company’s payment of Hycor merger related expenses subsequent to the merger date, offset by increased royalty and employee compensation accruals. For the six months ended June 30, 2003, accrued expenses and other liabilities provided a source of cash of $0.1 million.

     Capital expenditures for property and equipment during the six months ended June 30, 2004 and 2003 were approximately $0.4 million and $0.6 million, respectively. For fiscal 2004, Stratagene currently anticipates capital spending on property and equipment to be in the range of $1.0 million to $1.5 million.

     Stratagene had cash, cash equivalents and restricted cash totaling $8.7 million and $2.7 million at June 30, 2004 and December 31, 2003, respectively, and working capital of $17.4 million and $9.5 million at June 30, 2004 and December 31, 2003, respectively.

     As of June 30, 2004, Stratagene had approximately $18.7 million in total debt. This debt included approximately $5.1 million in senior term debt, $8.1 million under Stratagene’s reducing revolving line of credit and $4.8 million in industrial revenue bonds issued by BioCrest Manufacturing, L.P., a subsidiary of Stratagene.

     On January 21, 2004, Stratagene, BioCrest Manufacturing and BioCrest Holdings, LLC entered into a senior credit agreement and related documents with Merrill Lynch Business Financial Services Inc., which is referred to in this Form 10-Q as MLBFS, pursuant to which MLBFS made various credit facilities available to BioCrest Manufacturing. The senior credit facility consists of (1) a $4.0 million one-year revolving borrowing base facility, (2) a $9.0 million three-year reducing revolving facility, (3) a $6.0 million 27-month term loan and (4) a one-year letter of credit facility to support the industrial revenue bonds issued by BioCrest Manufacturing. On January 23, 2004, Stratagene borrowed approximately $14.1 million of the aggregate availability under the reducing revolving facility and the term loan, of which $14.0 million was used to pay down the principal amount of the subordinated notes and the remaining amount was used to pay various MLBFS and other third party fees. Stratagene paid all amounts due and owing under the non-convertible subordinated notes in March and April 2004 and the convertible subordinated notes were converted into an aggregate of 1,753,604 shares of Stratagene common stock upon the closing of the merger transaction with Hycor. As a result, all of the Company’s obligations under the subordinated notes have been satisfied and there are no subordinated notes currently outstanding.

     The obligations of BioCrest Manufacturing under the senior credit facility have been guaranteed by each of Stratagene and BioCrest Holdings and each of their wholly owned domestic subsidiaries. The obligations are also generally secured by substantially all of the personal property assets of Stratagene and BioCrest Holdings and each of their wholly owned domestic subsidiaries, as well as liens on the real property and improvements related to Stratagene’s Texas manufacturing facility. The senior credit facility is also secured by a pledge of Stratagene’s 78% interest in Iobion Informatics. In addition, Stratagene’s CEO personally guaranteed the obligations of BioCrest Manufacturing under the senior credit facility. This personal guarantee terminated in connection with the closing of the merger with Hycor.

     Borrowings under the senior credit facility bear interest (1) in the case of the one-year revolving facility, at a variable rate equal to the one-month LIBOR rate plus 2.40%, (2) in the case of the three-year reducing revolving facility, at a variable rate equal to the one-month LIBOR rate plus 2.55%, and (3) in the case of the term loan, at a variable rate equal to the prime rate plus 1.00%. The senior credit facility includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The senior credit facility also contains restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. The Company was in compliance with all covenants as of June 30, 2004.

     The industrial revenue bonds issued by BioCrest Manufacturing are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds for the six months ended June 30, 2004 was 1.33% and 1.68% for fiscal 2003. Under the instrument governing the industrial revenue bonds, Stratagene was required to make sinking fund payments of $870,000 per year through April 2004, and is required to make sinking fund payments of $735,000 through April 2005, $240,000 per year through April 2021, and then $175,000 through April 2022 when the bonds mature.

     Stratagene leases certain facilities and equipment under noncancelable operating leases, with equipment leases expiring from August 2006 through January 2007 and facility leases expiring in December 2007 and September 2008 for its domestic facilities and from December 2004 through December 2007 for its foreign facilities.

     In addition, in the normal course of operations, Stratagene enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods of less than one year and are settled by cash payments upon delivery of goods and services. At June 30, 2004, the purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $3,325,000.

     The following table summarizes the approximate future minimum payments under the above contractual obligations at June 30, 2004:

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating leases	$7,173,652	$1,983,357	$4,651,646	$538,649	—
Long-term debt	18,741,908	3,587,033	11,984,227	490,648	2,680,000
Note payable to related party	1,780,000	547,692	1,232,308	—	—
Other purchase commitments	3,325,000	3,325,000	—	—	—

Total contractual obligations	$31,020,560	$9,443,082	$17,868,181	$1,029,297	$2,680,000

Other Commitments and Contingencies

     In connection with the closing of the Hycor merger, Stratagene entered into a new employment agreement with Dr. Sorge, pursuant to which, among other things, Dr. Sorge’s base annual salary was reduced from $1.1 million to $450,000, and Dr. Sorge was granted an option to purchase 738,960 shares of Stratagene common stock at an exercise price of $9.34 per share. The agreement provides for Dr. Sorge’s base salary to be reviewed on at least an annual basis by the compensation committee of the board of directors, which may also increase Dr. Sorge’s base salary from time to time in its discretion. It is anticipated that if the Company establishes any general bonus program for senior executives based upon the attainment of established goals, Dr. Sorge shall be entitled to participate in such program on a basis at least comparable to other senior executives. Dr. Sorge may also receive bonuses at the discretion of the board of directors upon the recommendation of the compensation committee. The new employment agreement has an initial term of three years and is subject to successive one year renewals unless either party provides a notice of non-renewal at least 30 days prior to the termination of the then current term.

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements for the period ended June 30, 2004, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

     Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. Stratagene generally identifies forward-looking statements in this Quarterly Report by using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include the absence of a public market for the Stratagene common stock prior to the Hycor merger, the challenges of integrating Stratagene and Hycor, Stratagene’s ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the termination of license agreements, fluctuations in operating results, dependence on key employees, Stratagene’s substantial indebtedness, future capital requirements, the possibility of unproductive research and development projects, ability to manage growth, price volatility of Stratagene’s common stock, the impact of future sales of common stock on Stratagene’s stock price and potential declines in research and development budgets or funding. For more information about the risks faced by the Company, please see “Risk Factors” included in the Company’s Form S-4 Registration Statement relating to the merger transaction with Hycor and the discussion set forth below under the caption “Factors that May Affect Future Results.”

     Although Stratagene believes that the expectations reflected in its forward-looking statements are reasonable, Stratagene cannot guarantee future results, events, levels of activity, performance or achievement. Stratagene undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Factors that May Affect Future Results

     It is important to carefully consider the following risks, together with other matters described in this Form 10-Q or in other documents referred to in this Form 10-Q in evaluating Stratagene’s business and prospects. If any of the following risks occur, Stratagene’s business, financial condition or operating results could be harmed. In such case, the trading price of Stratagene’s securities could decline. The risks described below are not the only risks Stratagene faces. Additional risks not presently known to Stratagene or that Stratagene currently deem immaterial may also impair business operations. For a further discussion of factors that could affect future results or performance, please see “Risk Factors” included in the Company’s Form S-4 Registration Statement relating to the merger transaction with Hycor.

     Stratagene’s future success depends on the timely introduction of new products and the acceptance of these new products in the marketplace.

     Rapid technological change and frequent new product introductions are typical for the markets Stratagene serves. Stratagene’s future success will depend in large part on continuous, timely development and introduction of new products that address evolving market requirements.

     Stratagene believes successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. To the extent that Stratagene fails to introduce new and innovative products, it may lose market share to its competitors, which may be difficult to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could materially damage Stratagene’s business.

     In the past Stratagene has experienced, and is likely to experience in the future, delays in the development and introduction of products. Stratagene cannot assure you that it will keep pace with the rapid rate of change in life sciences research, or that its new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

•	availability, quality and price relative to competitive products;

•	the timing of introduction of the product relative to competitive products;

•	customers’ opinions of the product’s utility;

•	citation of the product in published research; and

•	general trends in life sciences research.

     The markets for Stratagene’s products are extremely competitive and subject to rapid technological change and if Stratagene fails to compete effectively, its business may suffer.

     The markets for Stratagene’s products are highly competitive. Stratagene competes with many other suppliers of life sciences research products and diagnostics products. Stratagene’s major competitors in the genetic technologies market area include Invitrogen Corporation, BD Biosciences, Promega and Novagen. Stratagene’s major competitors in the nucleic acid and protein purification and analysis market area include Applied Biosystems, Qiagen, Roche and Invitrogen. Stratagene’s major competitors in the genomics, proteomics and bioinformatics market area include Invitrogen, Applied Biosystems, Agilent and Silicon Genetics. Stratagene’s major competitors in the diagnostics product area include Pharmacia, Inc. and Diagnostic Product Corporation. Many of Stratagene’s competitors have greater financial, operational and sales and marketing resources and more experience in research and development than it does. These and other companies may have developed or could in the future develop new technologies that compete with Stratagene’s products or even render Stratagene’s products obsolete. Competition in Stratagene’s markets is primarily driven by:

•	product performance, features and reliability;

•	price;

•	timing of product introductions;

•	ability to develop, maintain and protect proprietary products and technologies;

•	sales and distribution capabilities;

•	technical support and service; and

•	breadth of product line.

     If a competitor develops or acquires superior technology or cost-effective alternatives to Stratagene’s products, Stratagene’s business, financial condition and results of operations could be materially adversely affected.

     Stratagene’s competitors have in the past and may in the future compete by lowering prices. Stratagene may respond by lowering its prices, which could reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may damage Stratagene’s market share. In addition, Stratagene must continually adapt to new marketing and distribution trends in order to compete effectively.

     Stratagene believes that customers in its markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to make sales to customers who have previously purchased products from Stratagene’s competitors. To the extent Stratagene is unable to be the first to develop and supply new products, its competitive position may suffer.

     If Stratagene’s existing license agreements are terminated, Stratagene may be prevented from selling some of its products.

     Approximately 58% of Stratagene’s revenue in both the first six months of 2004 and for the full year in 2003 came from products sold pursuant to license agreements. If Stratagene loses the rights to a patented technology, it may be forced to stop selling some of its products or redesign its products and may lose significant sources of revenues. In addition, potential competitors could license technologies that Stratagene fails to license. The loss of a significant license could have a material adverse effect on Stratagene’s business. Stratagene’s significant licenses include a license from Hoffman La Roche and Roche Molecular Systems, Inc., which we refer to collectively as Roche, which includes rights to use PCR and Taq polymerase in its research efforts and rights to manufacture, promote and sell products for PCR for the research field of use, and a license from Applied Biosystems, which grants rights to promote and sell thermal cyclers and temperature cycling instruments as authorized thermal cyclers for the automated performance of PCR for the research field of use. Each of these license agreements terminates upon the expiration of the last to expire underlying patent in each agreement. The agreement with Roche is subject to early termination in the event of the bankruptcy or insolvency of Stratagene. Roche may also terminate the agreement (1) for cause or (2) if a third party which is licensed by Roche to manufacture products for use in PCR-based human diagnostics testing acquires more than 50% of the voting stock of the Stratagene subsidiary party to the agreement. Since mid-2003, Stratagene has withheld royalty payments to Roche under this license agreement while it evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to record the estimated quarterly royalty payable under the patent license agreement and reports this amount to Roche. Management believes that the royalties calculated and accrued are determined in accordance with the patent license agreement. However, Stratagene’s calculations of the royalties are subject to review by Roche. Stratagene’s financial position or results of operations could be materially affected if the parties determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. Additionally, there can be no assurances that Stratagene will recover any of the royalty overpayments. The agreement with Applied Biosystems is subject to early termination in the event that all claims of the underlying patents in the agreement are unenforceable or invalid. Applied Biosystems may also terminate the license agreement (1) for cause, (2) upon a change in control of the Stratagene subsidiary party to the license agreement or (3) in the event of the bankruptcy or insolvency of Stratagene. Stratagene does not anticipate that either of these license agreements will terminate in the near future. The patent underlying this royalty obligation expires in the United States in March of 2005. The related foreign patents will expire in 2006 and 2007.

     Stratagene’s licenses also typically subject it to various commercialization, sublicensing and other obligations. If Stratagene fails to comply with these requirements, it could lose important rights under a license, such as the right to exclusivity in a specified market. In some cases, Stratagene could also lose all rights under a license. In addition, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent. Stratagene typically does not receive significant indemnification from a licensor against third party claims of intellectual property infringement.

     Stratagene will face significant challenges in integrating Stratagene and Hycor and, as a result, may not realize the expected benefits of the merger.

     The Hycor merger involves the integration of two companies that have previously operated independently. Combining the operations of Stratagene and Hycor will be a complex process that will require, among other things, integration of various functional areas, such as finance, human resources and sales and marketing groups, and coordination of development efforts. Stratagene currently anticipates that the integration process will take approximately 12 months. Stratagene cannot be certain that the integration will be completed in a timely manner, if at all, or that it will be able to achieve the anticipated benefits of the merger. For example, the companies may experience difficulties in harmonizing employee benefit policies, the relocation of certain job functions may result in the loss of personnel with critical corporate knowledge and upgrading financial reporting systems to operate as a single system may lead to interruptions in tracking financial or sales information. Failure to adequately manage the integration process and to coordinate the joint efforts of the two companies may have a material adverse effect on the business of Stratagene. There can be no assurance that the employees of Hycor will be willing to continue their employment with Hycor after the merger. There is no assurance that after the merger Stratagene will be able to maintain all of the existing commercial relationships of Hycor or Stratagene.

     Because Stratagene’s quarterly revenue and operating results may vary significantly in future periods, its stock price may decline.

     Stratagene’s operating results have fluctuated in the past and may continue to fluctuate in the future. In particular, Stratagene has historically seen slower sales in the fourth quarter as a result of reduced purchases by academic and research institutions as well as the closing of such facilities during the holiday period. Stratagene’s revenues are unpredictable and may also fluctuate due to changes in demand for its products, delays in development and introduction of new products and new product introductions by Stratagene’s competitors. A high proportion of Stratagene’s costs are fixed, due in part to significant research and development costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter and the price of the Stratagene common stock may fall. Moreover, a variety of factors may affect Stratagene’s ability to make accurate forecasts regarding its operating results. Because of these factors, Stratagene’s operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause its stock price to decline.

     Stratagene’s founder, chairman of its board of directors and chief executive officer exerts considerable control over it.

     As of June 30, 2004, Dr. Sorge, the founder, chairman of the board of directors, chief executive officer and president of Stratagene, owned approximately 62% of Stratagene’s outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of its stockholders, including the election of directors and the approval of mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in a change of control of Stratagene, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.

     Stratagene depends substantially on key employees, and the loss of the services of any of its key employees or the failure to hire qualified employees could seriously damage Stratagene’s business.

     To a large degree, Stratagene is dependent on its founder, chairman of its board of directors and chief executive officer, Joseph A. Sorge, M.D. Dr. Sorge has significant expertise in the life sciences research market and has been instrumental in establishing and executing Stratagene’s business plan. The loss of Dr. Sorge’s services could have a material adverse effect on Stratagene’s business. Dr. Sorge has an existing employment agreement with Stratagene which expires in June 1, 2007, subject to automatic one year renewals unless either party provides timely notice of non-renewal.

     Because Stratagene’s products and services are highly technical in nature, only highly qualified and trained scientists have the necessary skills to develop and market Stratagene’s products and provide Stratagene’s services. As such, Stratagene’s future success also will depend in large part on the continued service of its key scientific and management personnel, including research and development, customer service, marketing and sales staffs. Stratagene faces intense competition for these professionals from its competitors, its customers and other companies throughout its industry. Stratagene does not generally enter into employment agreements requiring these employees to continue in its employment for any period of time. Any failure on Stratagene’s part to hire, train and retain a sufficient number of qualified professionals could seriously damage its business.

     Stratagene’s substantial indebtedness could limit its ability to operate its business, obtain additional financing and pursue other business opportunities.

     As of June 30, 2004, Stratagene had approximately $18.7 million of outstanding indebtedness, including approximately $13.2 million of borrowings under its senior credit facility, approximately $4.8 million in principal amount of industrial revenue bonds and an approximately $623,000 mortgage for its Wyoming facility. Stratagene’s substantial amount of indebtedness could have negative consequences for Stratagene, including the following:

•	Stratagene will need a substantial portion of its cash flow to pay the principal and interest on its indebtedness, including indebtedness it may incur in the future;

•	payments of Stratagene’s indebtedness will reduce the funds that would otherwise be available for its operations and future business opportunities;

•	Stratagene may have greater debt burdens than its competitors, which may place Stratagene at a competitive disadvantage;

•	Stratagene’s debt level may make it more vulnerable than its competitors to a downturn in its business or the economy generally; and

•	there would be a material adverse effect on Stratagene’s business and financial condition if Stratagene is unable to service its indebtedness or obtain additional financing.

     Stratagene may not have financing for future capital requirements, which may prevent it from addressing gaps in its product offerings or improving its technology.

     Although historically Stratagene’s cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, in the future Stratagene may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. Stratagene entered into a senior credit facility in January 2004 that restricts the Company’s ability to incur new debt. If Stratagene cannot obtain additional debt or equity financing on acceptable terms or is limited with respect to incurring additional debt or issuing equity, Stratagene may be unable to address gaps in its product offerings or improve its technology, particularly through strategic acquisitions or investments.

     Stratagene may need to raise substantial amounts of money to fund a variety of future activities integral to the development of its business, including but not limited to the following:

•	for research and development to successfully develop additional products;

•	to file and prosecute patent applications and defend and assert patents to protect its technology;

•	to retain qualified employees, particularly in light of intense competition for qualified scientists;

•	to manufacture additional products itself or through third parties; and

•	to acquire new technologies, products or companies.

     If Stratagene raises funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of the Stratagene common stock in the event of a liquidation. The terms of the debt securities may impose restrictions on Stratagene’s operations. If Stratagene raises funds through the issuance of equity, this issuance would dilute your ownership interest in Stratagene. Stratagene expects to fund future acquisitions in part by issuing additional equity. If the price of Stratagene’s equity is low or volatile, it may not be able to acquire other companies.

     Stratagene may spend resources on research and development projects without being able to achieve an adequate return, if any, on its investment.

     It is important for Stratagene to continue to invest heavily in research and development. However, because Stratagene competes in a relatively new and constantly evolving market, it may pursue research and development projects that do not result in viable commercial products. In addition, Stratagene has in the past, and may in the future, terminate research efforts in a particular area after it has made substantial initial funding commitments in that area. Any failure to translate research and development expenditures into successful new product introductions could have an adverse effect on Stratagene’s business.

     If Stratagene fails to manage its growth effectively, its business could suffer.

     A significant portion of Stratagene’s historical revenue growth is attributable to internal product development. Stratagene, being one of the smaller companies in its industry, is particularly dependent on internal invention and product development to replace older products in its product line. Stratagene’s ability to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including Stratagene’s ability to internally develop products, to attract and retain skilled employees, to successfully position and market its products and to identify and acquire technologies and intellectual property rights from third parties. In addition, Stratagene faces significant challenges and risks in building and managing its sales team, including managing geographically dispersed sales efforts and adequately training its sales people in the use and benefits of its products. To accommodate its growth and compete effectively, Stratagene will be required to improve its information systems, create additional procedures and controls and expand, train, motivate and manage its work force. Stratagene’s future success will depend in part on the ability of current and future management personnel to operate effectively, both independently and as a group. Stratagene cannot be certain that its personnel, systems, procedures and controls will be adequate to support its future operations.

     The price of the Stratagene common stock is expected to be volatile.

     The market price of the Stratagene common stock is expected to fluctuate rapidly. Fluctuations may occur, among other reasons, in response to:

•	quarterly fluctuations in Stratagene’s operating and earnings per share results;

•	technological innovations or new product introductions by Stratagene or its competitors;

•	delays in development and introduction of new products;

•	disputes concerning patents, licenses or other proprietary rights;

•	changes in earnings estimates by equity and market research analysts;

•	sales of common stock by existing holders;

•	loss of key personnel; and

•	securities class actions or other litigation affecting Stratagene or other companies in its industry.

     Any failure to meet analysts’ expectations could have an adverse effect on the market price for the Stratagene common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against Stratagene, it could result in substantial costs and a diversion of Stratagene’s management’s attention and resources, which could have an adverse effect on its business, financial condition and results of operations. In addition, Stratagene cannot predict the extent to which investors’ interest in the Company will lead to a liquid trading market in the Stratagene common stock.

     Future sales of currently outstanding shares of Stratagene common stock could adversely affect Stratagene’s stock price.

     As of June 30, 2004, Stratagene had approximately 21.9 million shares of common stock outstanding. Of this amount, the 5,015,453 shares issued to the former Hycor stockholders in the merger transaction with Hycor are freely tradable under the Securities Act, except for any shares held by affiliates of Stratagene or Hycor, as the case may be, which may be sold from time to time in accordance with the requirements of Rule 145 of the Securities Act. In addition, Stratagene has entered into a registration rights agreement with Dr. Sorge and his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, Stratagene will file a registration statement under the Securities Act covering 2,000,000 shares of Stratagene common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.4 million shares of Stratagene common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships and the remaining shares of Stratagene common stock held by the other stockholders of Stratagene prior to the Hycor merger may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act. The sale by Stratagene’s current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of the Stratagene common stock.

     Stratagene has also registered the shares of common stock that it may issue from time to time under its employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of the Company’s stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of the Stratagene common stock. These sales also could impede Stratagene’s ability to raise future capital.

     Reductions in research and development budgets or government funding may impact Stratagene’s sales.

     Fluctuations in the research and development budgets of Stratagene’s customers could have a significant effect on the demand for its products. Research and development budgets fluctuate due to changes in available resources, spending priorities and institutional budgetary policies. Stratagene’s business could be seriously damaged by any significant decrease in research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

     A substantial portion of Stratagene’s sales have been to researchers at universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies, such as the United States National Institutes of Health. Although Stratagene is not aware of any impending reductions in governmental grants, government funding of research and development is subject to the political process and as a result the amount of available funding may decrease. Stratagene’s sales may be adversely affected if its customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. A reduction in government funding for the National Institutes of Health or other government research agencies could seriously damage Stratagene’s business.

     In recent years, the pharmaceutical and biotechnology industries have undergone substantial consolidation. Further mergers or corporate consolidations in these industries could cause Stratagene to lose existing customers and potential future customers. Pharmaceutical and biotechnology companies have generally raised little money in the past few years, and some are low on funds. Some of these companies have begun to reduce their research and development budgets in recent years. It is possible that these biotechnology and pharmaceutical companies will continue to reduce spending on research and development in the future and some companies may go out of business entirely. In addition, health care reform and other changes in the regulatory environment affecting these industries could have an adverse impact on research and development expenditures by pharmaceutical and biotechnology companies, which would negatively impact Stratagene’s business.

     Stratagene’s academic customers generally receive funds from approved grants at particular times of the year, as determined by the government. Grants have in the past been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by Stratagene’s customers and, as a result, can cause fluctuations in its sales and operating results.

     Failure to license new technologies could impair Stratagene’s new product development.

     In order to meet the needs of its customers, Stratagene must develop a broad spectrum of products. To build a product line, it is sometimes advantageous or necessary to license technologies from third parties. As a result, Stratagene believes its ability to license new technologies from third parties is and will continue to be important to its ability to offer new products. Approximately 58% of Stratagene’s revenues for both the first six months of 2004 and for all of 2003, respectively, were attributable to products manufactured or sold under licenses from third parties.

     From time to time, Stratagene is notified or becomes aware of patents held by third parties that are related to technologies Stratagene is selling or may sell in the future. After a review of these patents, Stratagene may decide to obtain a license for these technologies from these third parties. Stratagene can give you no assurance that it will be able to negotiate licenses on commercially reasonable terms, or at all.

     Stratagene’s ability to gain access to technologies needed for new products and services depends in part on its ability to convince inventors that it can successfully commercialize their inventions. Stratagene cannot assure you that it will be able to continue to identify new technologies developed by others or that it will be able to negotiate licenses on commercially reasonable terms, or at all.

     Stratagene may acquire other businesses or form joint ventures that could decrease its profitability, dilute your ownership in Stratagene, increase its debt or cause Stratagene to incur significant expense.

     As part of Stratagene’s business strategy, it intends to pursue acquisitions of other complementary businesses and technology licensing arrangements. Stratagene also intends to pursue strategic alliances that leverage its core technology and industry experience to expand its product offerings and geographic presence. Stratagene has limited experience with respect to acquiring other companies and limited experience with respect to the formation of collaborations, strategic alliances and joint ventures. If Stratagene were to make any acquisitions, it may not be able to integrate these acquisitions successfully into its existing business and Stratagene could assume unknown or contingent liabilities. Any future acquisitions by Stratagene also could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm Stratagene’s operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of Stratagene’s existing business. Stratagene may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and

Stratagene may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.

     The absence of qualified senior accounting personnel within Stratagene’s finance department during parts of 2002, 2003 and 2004 has resulted in diminished oversight of accounting information and reports.

     In connection with the completion of its audit of, and the issuance of an unqualified report on, Stratagene’s financial statements for the year ended December 31, 2002, Deloitte & Touche LLP issued a management letter identifying the absence of qualified senior accounting personnel within Stratagene’s finance department during parts of 2002 and 2003 as a reportable condition pursuant to standards established by the American Institute of Certified Public Accountants. A “reportable condition” is a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Since the resignation of Stratagene’s former chief financial officer in September 2002, Dr. Sorge served as Stratagene’s chief financial officer. Dr. Sorge does not have a degree in accounting or a certified public accountant’s license. In addition, Stratagene did not have a director of accounting since the resignation of its former director of accounting in May 2003. In its management letter, Deloitte & Touche LLP indicated that this lack of qualified senior staffing in Stratagene’s finance department had resulted in a diminished ability to record, process, summarize and report financial data on a timely and accurate basis. Deloitte & Touche LLP recommended that Stratagene hire qualified senior accounting personnel, including a chief financial officer and a director of accounting, to ensure that accounting information and records are prepared and reviewed in a timely manner.

     As disclosed in the Company’s registration statement on Form S-4 relating to the Hycor merger transaction, Stratagene stated that it intended that Reginald P. Jones, the then chief financial officer of Hycor, would become the chief financial officer of the Company following the merger and that the Company would also hire a director of finance. In connection with the closing of the merger transaction with Hycor, Reginald P. Jones became the chief financial officer of the Company. In addition, in May 2004 the Company hired a new director of finance.

     Inability to secure and maintain intellectual property protection for Stratagene products and technologies could adversely affect Stratagene’s ability to compete.

     Stratagene’s success depends to a significant degree upon its ability to develop, maintain and protect proprietary products and technologies. Stratagene files patent applications in the United States and selectively in foreign countries as part of its strategy to protect its proprietary products and technologies. However, patents provide only limited protection of Stratagene’s intellectual property. The assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and expensive. Stratagene cannot assure you that patents will be granted with respect to any of its patent applications, that the scope of any of its issued patents will be sufficiently broad to offer meaningful protection or that Stratagene will develop additional proprietary technologies that are patentable. Stratagene’s issued patents or patents licensed to it could be successfully challenged, invalidated or circumvented so that Stratagene’s patent rights would not create an effective competitive barrier. The loss of a significant patent or the failure of a patent to issue from a pending patent application that Stratagene considers significant could have a material adverse effect on Stratagene’s business.

     The laws governing the scope of patent coverage in the United States and abroad continue to evolve, particularly in the life sciences area. The laws of some foreign countries may not protect Stratagene’s intellectual property rights to the same extent as United States laws. Stratagene holds patents only in selected countries. Therefore, third parties can make, use and sell products covered by its patents in some countries in which Stratagene does not have patent protection.

     Stratagene gives its customers the right to use some of its products under label licenses that are for research purposes only. These licenses could be contested and no assurances can be given that Stratagene would either be aware of an unauthorized use or be able to enforce these restrictions in a cost-effective manner.

     Stratagene attempts to protect its trade secrets by entering into confidentiality agreements with employees, consultants and third parties. However, these agreements might be breached and, if they are, there may not be an adequate remedy available to Stratagene. Also, Stratagene’s trade secrets might become known to a third party through means other than by breach of its confidentiality agreements, or they could be independently developed by Stratagene’s competitors. If Stratagene’s trade secrets become known, its business and competitive position could be adversely affected.

     Intellectual property litigation could seriously harm Stratagene’s business.

     Litigation involving patents and other intellectual property rights is pervasive in the biotechnology industry. Stratagene is aware that patents have been applied for and in some cases issued to others claiming technologies that are closely related to its own technology. While Stratagene takes steps to avoid infringing the patents of other parties, Stratagene cannot assure you that it will not be found to infringe these patents, other patents or proprietary rights of third parties. As a result, Stratagene periodically receive notices of potential infringement of patents held by others. Although Stratagene has generally been successful in resolving these types of claims, it may not be able to do so in the future.

     In the event of an intellectual property dispute, Stratagene may become involved in litigation or arbitration. Litigation could involve proceedings in court as well as in the United States Patent and Trademark Office or the International Trade Commission. Intellectual property litigation can be extremely expensive and may divert management’s time and resources away from Stratagene’s operations. Moreover, the outcome of any such litigation is inherently uncertain. Even a successful outcome may take years to achieve and the costs associated with such litigation, in terms of dollars spent and diversion of management time and resources, could seriously harm its business.

     Recently, Stratagene has been involved in patent disputes with third parties, a number of which remain unresolved. For example, Stratagene is involved in litigation with Invitrogen regarding patents relating to specified reverse transcriptase enzymes and certain competent cell products. Stratagene is also involved in litigation with Invitrogen and Takara Bio regarding one of Stratagene’s patents related to polymerase blend products. As part of their patent infringement claims in these matters, the litigants are seeking monetary damages and attorneys’ fees. At the present time, Stratagene is unable to quantify the probability or extent of any potential monetary recovery or exposure with respect to these matters.

     If a third party claims an intellectual property right to technology Stratagene uses, Stratagene may be forced to discontinue an important product or product line, alter its products and processes, pay license fees, pay damages for past infringement or cease certain activities. Under these circumstances, Stratagene may attempt to obtain a license to this intellectual property, but it may not be able to do so on commercially reasonable terms, or at all.

     Changes in distribution and purchasing methods by Stratagene’s customers may force it to use more expensive marketing and distribution channels.

     A number of Stratagene’s customers have developed purchasing initiatives to reduce the number of vendors they purchase from in order to lower their supply costs. In some cases, these customers have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force Stratagene to supply these large distributors with its products at a discount to continue to reach its customers. For similar reasons, many of Stratagene’s larger customers, including the government, have requested and may in the future request special pricing arrangements, including blanket purchase agreements. To date, Stratagene does not believe that these special pricing arrangements have had a material effect on either sales revenues or margins. However, in the future these agreements may limit Stratagene’s pricing flexibility, which could adversely impact its business, financial condition and results of operations. In addition, if Stratagene loses one or more of its distributors and cannot arrange suitable alternatives, its business could be adversely affected.

     Several of Stratagene’s customers have requested that Stratagene sell its products through third party, e-commerce web sites. While this trend does not seem to be growing, offering its products through these web sites generally requires Stratagene to agree to offer volume-related discounts and pay commissions on the sales made through these web sites to these third party e-commerce providers. Consequently, margins on sales made through these third party web sites would generally be lower than those on sales made through traditional channels. Stratagene’s business may be harmed as a result of these web sites or other sales methods that may be developed in the future.

     Stratagene relies on third party manufacturers for raw materials and product components.

     Stratagene relies on third party manufacturers to supply many of its raw materials and product components. Some of these components are only available from a single supplier or a limited group of suppliers, either because the market for these components is too small to support multiple suppliers or because the components are protected by patents, in which case there may only be a single supplier for the covered components. Stratagene’s reliance on outside vendors generally, and a sole supplier or a limited group of suppliers in particular, involves several risks, including:

•	an inability to obtain an adequate supply of required components due to manufacturing capacity constraints, the discontinuance of a product by a third-party manufacturer, acquisition of the manufacturer by one of Stratagene’s competitors, or other supply constraints;

•	delays and long lead times in receiving materials from vendors; and

•	reduced control over quality and pricing of components.

     If a sole source third party supplier were to go out of business, Stratagene might be unable to find a replacement for such source or it might take Stratagene several months to be able to make the substances internally. If a sole source third party supplier were to be acquired by a competitor, that competitor may elect not to sell to Stratagene in the future.

     Adverse developments affecting Stratagene’s international operations or foreign currency fluctuations could harm its results from operations.

     Including sales made by Stratagene’s subsidiaries and distributors, its products are currently marketed in over 45 countries throughout the world. Measured in U.S. dollars, Stratagene’s product sales outside the United States represented 26% of its total sales for the six months ended June 30, 2004. In addition, approximately 15% of its total sales for the six months ended June 30, 2004 represents sales exported from the United States. Stratagene expects that international sales will continue to account for a significant percentage of its revenues for the foreseeable future, in part because Stratagene intends to expand its international operations. There are a number of risks arising from Stratagene’s international business, including:

•	difficulties and costs associated with staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	more limited protection for intellectual property rights in some countries;

•	changes in Stratagene’s international distribution network and direct sales force;

•	potential trade restrictions and exchange controls;

•	import and export licensing requirements;

•	longer accounts receivable collection cycles in certain foreign countries; and

•	potential increased costs associated with overlapping tax structures.

     A significant portion of Stratagene’s business is conducted in currencies other than the U.S. dollar, which is its reporting currency. Stratagene recognizes foreign currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which Stratagene does business could adversely affect its results of operations. Stratagene cannot predict the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Stratagene engages in foreign currency exchange hedging transactions to manage its foreign currency exposure, but it cannot assure you that its strategies will adequately protect its operating results from the effects of exchange rate fluctuations.

     Stratagene activities involve hazardous materials and may subject it to costly environmental liability.

     Stratagene uses hazardous materials, including phenol, chloroform and ethanol, and radioactive isotopes in connection with its research and development activities, as well as in its manufacturing processes and in evaluating the performance of various products. Stratagene is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and specified waste products. The risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an accident, Stratagene could be liable for any damages that result, which could have a material adverse effect on its business, financial condition and results of operations. Stratagene carries insurance for contamination resulting from the use of hazardous materials with $25,000 limitations per incident with respect to pollution clean-up and removal and radioactive contamination. Additionally, any accident could partially or completely shut down Stratagene’s research and manufacturing facilities and operations. Stratagene may also have to incur substantial costs to comply with current or future environmental laws and regulations.

     Interruptions in its manufacturing operations could adversely impact Stratagene’s ability to effectively operate its business.

     Stratagene maintains manufacturing facilities in San Diego, California, Garden Grove, California and in the Austin, Texas area. Damage to these facilities due to fire, earthquake or other natural disaster, power loss, unauthorized entry or other events could cause an interruption in the production of Stratagene’s products. Stratagene does not have or plan to obtain earthquake insurance. In late 1999 and early 2000 Stratagene opened a manufacturing facility outside of Austin, Texas and moved over 100 jobs to that location. During the transition process, Stratagene lost some key personnel who were important to certain manufacturing processes. As a result, Stratagene was unable to manufacture certain products for a period of three to six months. Many of the customers who wanted to purchase the affected products during this period switched to other suppliers and Stratagene found it difficult to reacquire these customers once it was able to manufacture the products again. A prolonged interruption in its manufacturing operations could have a material adverse impact on Stratagene’s ability to effectively operate its business.

     If its biological products and instruments are not properly produced or manufactured, Stratagene could incur substantial unexpected expenses, experience product returns and suffer damage to its brand and reputation.

     Stratagene’s biological products and instruments are complex and may be improperly produced or manufactured. In the past, Stratagene has voluntarily recalled several of its products. In each case, the problem was identified by Stratagene and corrected. If Stratagene’s products need to be recalled, it could experience decreased sales and loss of customers and market share. In addition, a recall would divert managerial and financial resources and could harm Stratagene’s reputation with customers.

     If Stratagene’s access to necessary tissue samples is restricted or ethical concerns surrounding the use of genetic information become widespread, its business could suffer.

     Stratagene requires access to human and other tissue samples and other biological materials to continue to develop its products. Stratagene competes with many other companies for these materials and may not be able to obtain or maintain access to these materials on acceptable terms, or at all. In addition, genetic testing has raised ethical issues regarding confidentiality and the appropriate use of the resulting information. Governmental regulation in the United States and foreign countries could limit access to, or use of, human and other tissue samples or restrict the use of, or regulate, genetic testing. If Stratagene loses access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on Stratagene’s customers’ use of the information generated from tissue samples, its business could suffer.

     Anti-takeover provisions of Stratagene’s certificate of incorporation and bylaws and provisions of Delaware law could delay or prevent a change of control that you may favor.

     Provisions of Stratagene’s amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of Stratagene’s common stock to change Stratagene’s management. The provisions of Stratagene’s amended and restated certificate of incorporation and amended and restated bylaws, among other things, authorize Stratagene’s board of directors to issue preferred stock in one or more series, without stockholder approval.

     Because Stratagene has not chosen to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that you favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate crosses the 15 percent ownership threshold.

     Additionally, because Dr. Sorge owns approximately 62% of the Company’s outstanding common stock, he controls all matters requiring approval of Stratagene’s stockholders. As a result, among other things, Dr. Sorge must approve any merger or other business combination related to Stratagene.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Stratagene’s financial instruments include cash and cash equivalents, investments and long-term debt. At June 30, 2004, the carrying values of its financial instruments approximated their fair values based on current market prices and rates.

Foreign Currency Translation/Transaction

     The accounts of foreign subsidiaries and affiliates of Stratagene are measured using the local currency as the functional currency.

For these operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net translation gains or losses are excluded from net income and reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

     Stratagene’s international sales expose it to foreign currency risk in the ordinary course of its business. Approximately 26% and 27% of Stratagene’s revenue for the three months ended June 30, 2004 and 2003, respectively, was generated by Stratagene’s foreign subsidiaries. Approximately 27% and 26% of Stratagene’s revenue for the six months ended June 30, 2004 and 2003, respectively, was generated by its foreign subsidiaries. The foreign subsidiaries sell products in various local currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, Stratagene is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the foreign subsidiaries’ income statements are translated from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in Stratagene’s consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the three and six months ended June 30, 2004, the net impact to Stratagene’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $0.3 million and $1.0 million, respectively, when compared to the exchange rates for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2004, the net impact to Stratagene’s reported operating expenses from the effect of exchange rate fluctuations was an increase of approximately $0.3 million and $0.8 million, respectively, when compared to rates for the three and six months ended June 30, 2003.

     Derivative Financial Instruments

     As part of distributing its products, Stratagene regularly enters into intercompany transactions with its foreign subsidiaries. Stratagene’s currency exposures vary, but are primarily concentrated in the Euro, British Pound, Swiss Franc and Japanese Yen. Stratagene periodically enters into derivative instruments to mitigate foreign currency risk on its European revenues, however, such derivative instruments do not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, both unrealized and realized gains or losses resulting from changes in fair value are recognized as incurred in gain (loss) on foreign currency transactions in the current period income statement.

     Stratagene manages its foreign currency exposure over a maximum of 12 months. At June 30, 2004 and 2003, Stratagene had outstanding foreign currency exchange contracts, maturing through September 2004 and 2003, with contract amounts of $6.7 million and $6.4 million, respectively.

     Fair Value of Financial Instruments

     The carrying amounts of cash, marketable securities, restricted cash, foreign currency exchange contracts, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, and lines of credit are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the long-term debt is a reasonable estimate of fair value, as the loans have terms based on market rates.

     Interest Rates

     Stratagene’s cash and cash equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. Stratagene limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at June 30, 2004, the Company believes that a 10% rise or fall in interest rates would have had no material impact on its financial statements.

     The following table shows the average interest rate for the three and six months ended June 30, 2004 for each of Stratagene’s long-term debt obligations:

	Average Interest Rate for	Average Interest Rate for
	the Three Months Ended	the Six Months Ended
Long-term Debt Obligations	June 30, 2004	June 30, 2004
Term debt	5.0%	5.0%
Reducing revolving line of credit	3.70%	3.67%
Subordinated notes	15.19%	15.19%
Industrial revenue bond	1.19%	1.33%
Phenogenex promissory note	7.5%	7.5%
Vehicle financing	Up to 4.5%	Up to 4.5%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding legal proceedings is contained in Note 9 to the Consolidated Financial Statements for the period ended June 30, 2004, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

          On June 1, 2004, the stockholders of the Company acted by two separate written consents to approve the following:

•	the merger agreement, as amended, by and among Stratagene, SHC Acquisition Sub, Inc., a wholly owned subsidiary of Stratagene, and Hycor Biomedical Inc., pursuant to which SHC Acquisition Sub was merged with and into Hycor (the “Merger”), with Hycor continuing as the surviving corporation and as a subsidiary of Stratagene;

•	a second amended and restated certificate of incorporation which was filed with the Delaware Secretary of State in connection with the closing of the Merger;

•	amended and restated bylaws which were adopted and approved in connection with the closing of the Merger; and

•	three new employee benefit plans, including the amendment and restatement of the Year 2000 Stock Option Plan, the 2004 Independent Directors Option Plan and the Stratagene Corporation Employee Stock Purchase Plan.

     Stockholders holding an aggregate of 13,095,000 shares approved each of the above matters and stockholders holding 2,578,918 shares did not vote with respect to such matters.

     In addition, on June 1, 2004 the stockholders of the Company acted by written consent to elect the following five persons to serve as directors of the Company until the next annual meeting of stockholders or until their earlier resignation or removal:

•	Joseph A. Sorge, M.D.;

•	Harold S. Eastman;

•	Carlton J. Eibl;

•	Stephen A. Kaplan; and

•	John Reed.

     All of the persons named above received affirmative votes from stockholders holding an aggregate of 14,317,918 shares. Stockholders holding 1,356,000 shares did not vote with respect to the election of directors. In connection with the closing of the Merger, Messrs. Eastman and Kaplan resigned from the board of directors and were replaced by Messrs. Manion and Tholen. As of the date of the filing of this Form 10-Q, the Company’s board of directors consists of Dr. Sorge and Messrs. Eibl, Manion, Reed and Tholen.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the registrant.

3.2	Amended and Restated Bylaws of the registrant.

4.1	Registration Rights Agreement dated as of June 2, 2004 by and among the registrant and Joseph A. Sorge, M.D., the J. A. Sorge Trust I, the J. A. Sorge Trust II, the J. A. Sorge Trust III, the J. A. Sorge Trust IV, Biosense Partners, L.P. and the Joseph A. Sorge Charitable Remainder Trust dated December 26, 2002.

10.17	Employment Agreement dated as of June 2, 2004 by and between the registrant and Joseph A. Sorge, M.D.

10.18	Unsecured Promissory Note dated as of June 2, 2004 by the registrant in favor of Joseph A. Sorge, M.D.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	Reports on Form 8-K.

     On June 4, 2004, the registrant filed a report on Form 8-K, which reported under Items 2, 5 and 7 the consummation of the Company’s merger transaction with Hycor Biomedical Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATAGENE CORPORATION

Date: August 16, 2004	By:	/s/ Joseph A. Sorge

Joseph A. Sorge, M.D.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2004	By:	/s/ Reginald P. Jones

Reginald P. Jones
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)