Form 10-Q
period 2004-09-30
STRATAGENE  CORP
filed 2004-11-12
CIK 1108674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(858) 535-5400
(Registrant’s telephone number, including area code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004

Common Stock, $0.0001 Par Value	22,015,539

STRATAGENE CORPORATION

Quarterly Report on Form 10-Q

[Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.]

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,549,984	$2,003,762
Marketable debt securities	569,890	—
Cash — restricted related to bond indenture	420,950	658,587
Foreign currency exchange contracts	219,125	205,110
Accounts receivable, less allowance for doubtful accounts of $666,619 at September 30, 2004 and $990,849 at December 31, 2003	10,722,277	8,390,326
Inventories	12,208,634	7,729,655
Deferred income tax assets	2,412,475	1,711,947
Due from related party, current	296,978	265,639
Prepaid expenses and other current assets	1,991,265	2,702,233

Total current assets	33,391,578	23,667,259
Property and equipment, net	11,913,638	10,320,992
Other assets	577,909	696,858
Due from related party	—	451,630
Deferred income tax assets	642,160	—
Goodwill	27,853,723	—
Intangible assets, net	6,414,317	2,984,009
Investment in joint venture	1,279,874	467,109

Total assets	$82,073,199	$38,587,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,980,478	$5,003,788
Accrued expenses and other liabilities	8,497,287	5,332,114
Current portion of long-term debt	3,401,667	920,062
Due to related party, current	496,243	268,200
Deferred revenue, current	731,252	1,491,976
Income taxes payable	1,776,376	1,165,663

Total current liabilities	18,883,303	14,181,803
Deferred revenue	534,261	—
Long-term debt, less current portion	8,977,447	29,461,617
Due to related party, less current portion	1,052,611	—
Deferred income tax liabilities	—	891,179

Total liabilities	29,447,622	44,534,599

Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,015,539 and 15,632,668 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	2,202	1,563
Additional paid-in capital	52,578,590	1,821,202
Unearned stock-based compensation	(554,141)	—
Retained earnings (accumulated deficit)	1,818,363	(3,447,340)
Notes receivable from stockholders	—	(3,356,309)
Accumulated other comprehensive loss	(1,219,437)	(940,514)

Total stockholders’ equity (deficit)	52,625,577	(5,921,398)
Treasury stock, at cost; no shares at September 30, 2004 and 7,040 shares at December 31, 2003	—	(25,344)

Total stockholders’ equity (deficit)	52,625,577	(5,946,742)

Total liabilities and stockholders’ equity (deficit)	$82,073,199	$38,587,857

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
				(As restated,
				Note 13)
Product sales	$23,076,572	$16,870,659	$62,245,123	$50,771,562

Costs and expenses:
Cost of products sold	8,087,522	5,679,788	21,138,317	16,206,239
Research and development	2,727,998	2,534,137	8,059,848	8,126,277
Selling and marketing	4,775,211	3,839,884	13,098,879	11,410,701
General and administrative	3,744,194	2,493,590	12,307,715	7,520,943
Impairment of long-lived assets	20,226	33,578	78,357	33,578

Total costs and expenses	19,355,151	14,580,977	54,683,116	43,297,738

Income from operations	3,721,421	2,289,682	7,562,007	7,473,824

Other income and expenses:
Loss on foreign currency transactions	(134,343)	(277,783)	(217,593)	(326,078)
Equity in income (loss) of joint venture	51,157	(63,425)	1,812,765	(147,935)
Other income (loss), net	665,903	(38,679)	749,248	(31,273)
Interest expense	(248,829)	(986,684)	(1,440,116)	(2,553,120)
Interest income	16,993	61,937	133,036	179,291

Total other income (expense)	350,881	(1,304,634)	1,037,340	(2,879,115)

Income before income taxes	4,072,302	985,048	8,599,347	4,594,709
Income tax expense	(1,863,508)	(377,168)	(2,857,364)	(1,579,956)

Net income	$2,208,794	$607,880	$5,741,983	$3,014,753

Earnings per share:
Basic	$0.10	$0.04	$0.31	$0.19
Diluted	$0.10	$0.04	$0.31	$0.19
Weighted average shares:
Basic	21,941,806	15,632,668	18,398,266	15,632,668
Diluted	22,077,933	15,632,668	18,401,527	15,632,668

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
		(As restated,
		Note 13)
Cash flows from operating activities:
Net income	$5,741,983	$3,014,753
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of joint venture	(1,812,765)	147,935
Depreciation and amortization	2,142,394	2,036,406
Impairment of long-lived assets	78,357	33,578
Stock-based compensation	726,129	—
Bad debt expense	(333,258)	(149,346)
Excess and obsolete inventory expense	(275,716)	(222,547)
Loss on disposal of assets	4,844	16,918
Interest accrued on notes receivable from stockholders	(83,134)	(133,244)
Accretion of interest on long-term debt	740,842	2,336,431
Deferred income taxes	(644,253)	16,144
Changes in assets and liabilities (net of impact of merger with Hycor):
Foreign currency exchange contracts	(14,015)	(73,588)
Accounts receivable	820,271	(559,519)
Inventories	426,823	(524,506)
Prepaid expenses and other current assets	642,041	(1,148,583)
Due from related party	96,642	(165,278)
Due to related party	451,630	(135,846)
Income taxes receivable	(9,851)	(71,986)
Other assets	155,880	102,418
Accounts payable	(1,605,034)	128,566
Accrued expenses and other liabilities	388,990	1,242,531
Deferred revenue	(221,085)	(111,699)
Income taxes payable	430,466	1,151,423

Net cash provided by operating activities	7,848,181	6,930,961

Cash flows from investing activities:
Cash acquired in merger, net of acquisition costs	4,520,153	—
Proceeds from maturities of marketable debt securities	330,000	—
Purchases of property and equipment	(867,017)	(845,796)
Additions to intangible assets	(872,093)	(809,132)
Redemption of BCH member interests	(7,378)	—
Changes in restricted cash	237,637	237,567
Cash distributions from joint venture	1,000,000	—

Net cash (used in) provided by investing activities	4,341,302	(1,417,361)

(Continued)

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
		(As restated,
		Note 13)
Cash flows from financing activities:
Principal payments on long-term debt	(18,744,012)	(3,136,801)
Issuance of long-term debt	6,000,000	637,500
Borrowings under line of credit	8,184,669	450,000
Payments under line of credit	(5,000,000)	(450,000)
Distributions to BCH members	(476,280)	(363,852)
Proceeds from issuance of common stock	176,284	—

Net cash used in financing activities	(9,859,339)	(2,863,153)
Effects of foreign currency exchange rates on cash	216,078	(604,756)

Net increase in cash	2,546,222	2,045,691
Cash at beginning of period	2,003,762	1,207,892

Cash at end of period	$4,549,984	$3,253,583

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$905,236	$949,044
Income taxes	$3,085,483	$461,368
Non-cash financing activities:
Shares of common stock issued in exchange for the outstanding shares of Hycor and fair value of $3,331,223 assigned to the Hycor options assumed	$43,972,844	$—
Shares of common stock issued with respect to the conversion of outstanding debt	$9,180,000	$—
Redemption of common stock for outstanding notes receivable from stockholders	$(3,176,059)	$—
Deferred taxes recorded in connection with BCH asset purchase	$750,000	$—

(Concluded)

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

1. Basis of Presentation

     The consolidated financial statements of Stratagene Corporation and its subsidiaries (“Stratagene” or the “Company”) for the three and nine months ended September 30, 2004 and 2003 are unaudited. These financial statements include all adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and the consolidated results of operations and cash flows of the Company for the three and nine months ended September 30, 2004 and 2003.

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

     Stratagene accounts for marketable securities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At September 30, 2004 and December 31, 2003, marketable debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable debt securities are available for current operations and are classified in the consolidated balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

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

     As a result of the merger, Hycor’s former shareholders received 0.6158 of a share of Stratagene common stock in exchange for each share of Hycor common stock, plus cash for fractional shares. The fair value of the consideration exchanged in the merger has been calculated based upon the fair value of Hycor’s publicly-traded common shares, as their fair value was determined to be more clearly evident than that of Stratagene’s common shares. In accordance with Emerging Issues Task Force (“EITF”) No. 99-12, Determining the Measurement Date for the Market Price for an Acquirer of Securities Issued in a Business Combination, the market price was determined based on an average of the closing prices of the Hycor stock for the trading days nearest July 24, 2003, the date on which the merger agreement was originally signed. Using the 0.6158 exchange ratio, 5,015,453 shares of Stratagene common stock were issued to the former Hycor stockholders in connection with the merger and 655 fractional shares were redeemed through a cash payment by Stratagene.

     Stratagene also assumed each outstanding option to purchase shares of Hycor common stock issued under the stock option plans of Hycor, whether or not then exercisable, on substantially the same terms and conditions as were applicable prior to the merger date, except that

•	the options are now exercisable for shares of Stratagene common stock, and

•	the number of shares of Stratagene common stock that may be purchased are equal to the number of shares of Hycor common stock underlying the option multiplied by 0.6158, rounded down to the nearest whole number.

     The stock option plans of Hycor include the following:

•	the Hycor Biomedical Inc. 2001 Stock Option Plan;

•	the Hycor Biomedical Inc. 1992 Incentive Stock Plan; and

•	the Hycor Biomedical Inc. Nonqualified Stock Option Plan for Non-Employee Directors, as amended.

     The exercise price per share for the Stratagene common stock issuable under each Hycor option equals the per share exercise price of the Hycor common stock purchasable under the Hycor option divided by the exchange ratio of 0.6158, rounded up to the nearest whole cent.

     Stratagene has reserved for issuance a number of shares of Stratagene common stock at least equal to the number of shares of Stratagene common stock that are issuable upon the exercise of options assumed by Stratagene in connection with the Hycor merger. Stratagene assumed options to purchase an aggregate of 756,822 shares of Stratagene common stock in connection with the merger.

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

     The following represents an estimated allocation of the purchase price to the acquired assets and the assumed liabilities of Hycor. Stratagene considered a number of factors in its determination of the allocation of purchase price, including the results of a third-party valuation. Stratagene has not yet obtained all the information required to complete the purchase price allocation related to the Hycor merger. The final allocation is expected to be completed in the fourth quarter of 2004.

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

     Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets. The other non-amortizable intangible assets represent $1,575,000 for a trade name with an indefinite life. The amortizable intangible assets include $480,000 for patents and trademarks, which will be amortized over 1 to 5 years, and $1,189,000 for contractually based customer relationships, which will be amortized over 1 to 5 years.

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

     In connection with the merger, the following events occurred on June 2, 2004:

•	Stratagene forgave $390,000 of the shareholder note receivable due to Stratagene by Dr. Joseph A. Sorge, Stratagene’s Chief Executive Officer (“Dr. Sorge”), and paid the income taxes related to the forgiveness, which resulted in a charge to Stratagene of $650,000. This forgiveness was applied to reduce the note receivable, which was $3,351,311 at June 2, 2004, including interest. Dr. Sorge satisfied the remaining portion of his shareholder note receivable on June 2, 2004 by tendering an aggregate of 524,160 shares of common stock to Stratagene at a price of approximately $6.50 per share. The share price was based on Hycor’s stock price of approximately $4.00 at the time Stratagene and Hycor agreed on the repurchase, adjusted for the exchange ratio.

•	In addition, another shareholder paid off the balance of her note, which was $276,877 at June 2, 2004, including interest, by tendering 42,623 shares of common stock to Stratagene at a price of approximately $6.50 per share. This price was based on Hycor’s stock price of approximately $4.00 at the time Stratagene and Hycor agreed on the repurchase price, adjusted for the exchange ratio.

•	Dr. Sorge received a bonus in the amount of approximately $1,670,000, which will be paid pursuant to the terms of a promissory note with a 39-month term and bearing interest at a rate of 3.89% per annum. These amounts are included in due to related party on the balance sheet.

•	Stratagene entered into a new employment agreement with Dr. Sorge, pursuant to which, among other things, Dr. Sorge’s base annual salary was reduced from $1.1 million to $450,000, and Dr. Sorge was granted an option to purchase 738,960 shares of Stratagene common stock at an exercise price of $9.34 per share. The contract provides for Dr. Sorge’s base salary to be reviewed on at least an annual basis by the compensation committee of the board of directors, which may also increase Dr. Sorge’s base salary from time to time in its discretion. It is anticipated that if the Company establishes any general bonus program for senior executives based upon the attainment of established goals, Dr. Sorge will be entitled to participate in such program on a basis at least comparable to other senior executives. Dr. Sorge may also receive bonuses at the discretion of the board of directors upon the recommendation of the compensation committee. The new employment agreement has an initial term of three years and is subject to successive one-year renewals unless either party provides a notice of non-renewal at least 30 days prior to the termination of the then current term.

•	In accordance with the terms of the instrument governing its then outstanding subordinated notes, Stratagene converted $9.0 million in principal amount of the subordinated notes into 1,753,604 shares of Stratagene common stock. As a result of the conversion, there are no subordinated notes outstanding subsequent to the merger.

     Pro Forma Information

     The results of operations of Hycor have been included in the accompanying consolidated financial statements of Stratagene from the date of acquisition. However, the following unaudited pro forma information assumes that the June 2, 2004 Hycor merger occurred on January 1, 2004 and 2003, respectively. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenues	$23,076,572	$21,840,128	$71,211,656	$65,599,390
Net income	$2,208,794	$992,272	$7,019,540	$4,153,671
Earnings per share:
Basic	$0.10	$0.05	$0.32	$0.19
Diluted	$0.10	$0.04	$0.32	$0.19
Weighted average shares:
Basic	21,993,933	21,927,636	21,876,343	21,870,046
Diluted	22,070,060	22,438,731	21,879,604	22,248,975

     The unaudited pro forma information presented above has been adjusted for charges for material, nonrecurring items that include the following:

•	removing interest income on shareholder loans that were paid off upon the closing of the merger;

•	removing interest expense on subordinated debt that converted to common stock upon the closing of the merger;

•	recording amortization expense on acquired other intangible assets;

•	recording amortization expense on unearned stock-based compensation for assumed stock options;

•	reducing the CEO’s salary pursuant to a new employment agreement effective on the merger date;

•	removing Hycor’s merger related costs incurred in the periods presented; and

•	recording the tax provision adjustment to the pro forma statement of operations at the statutory rate of 36%.

BCH Acquisition

     Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene of approximately $5.5 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH are under common control, and substantially all of the BCH membership units are held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the periods ended September 30, 2004, Stratagene’s financial statements are presented on a consolidated basis, which represents a change in reporting entity under Accounting Principles Board Opinion 20, Accounting Changes. Previously combined statements are now presented on a consolidated basis as a result of the transaction. There is no change to income for previous periods presented on a combined basis. For tax purposes, this transaction is considered a taxable pooling. The financial statements reflect net deferred tax assets of $750,000 for differences between the tax and book basis of assets and liabilities acquired by Stratagene.

     Prior to the acquisition date, Stratagene presented its financial statements on a combined basis with BCH. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members of BCH. As a result, the operations of BCH did not reflect a provision for income taxes in the combined financial statements, including its share of the $1.8 million gain in equity in earnings of a joint venture on June 1, 2004. Beginning on June 2, 2004, the consolidated results of Stratagene, which includes the results of BCH, include a provision for income taxes.

     As part of the BCH acquisition, Stratagene acquired BCH’s interests in its subsidiaries, which include Phenogenex, LLC (“Phenogenex”), Iobion Informatics, LLC and subsidiaries (“Iobion”) and an investment in a joint venture consisting of a 49% interest in a limited partnership that operates a research lab. The investment is accounted for under the equity method.

     As a result of the acquisition, Stratagene owns 100% of Phenogenex and approximately 78% of Iobion. The remaining 22% interest in Iobion is represented by membership units held by two individuals, one of which is now an employee of Iobion and one is a consultant to the Company. Gains, losses and cash flows are allocated in accordance with the limited liability company (“LLC”) agreement, generally first to eliminate any deficit in a member’s capital account, next to provide for a priority return to Stratagene, and then in accordance with respective ownership percentages. For the nine months ended September 30, 2004 and 2003, Iobion incurred losses of approximately $245,000 and $625,000, respectively. As of September 30, 2004 and December 31, 2003, Iobion had accumulated deficits of approximately $766,000 and $696,000, respectively. None of the losses have been allocated to the minority holders of the 22% interest, due to the fact that they did not fund initial capital contributions and have no requirement to make future capital contributions to Iobion. Accordingly, Stratagene has absorbed all losses incurred since inception. In October 2004, the Company purchased the remaining 22% outstanding membership interests in Iobion owned by these individuals. As a result of the purchase of these minority interests, Stratagene now owns 100% of Iobion. Total cash consideration of $330,000 was paid and will be recorded based on the fair value of the assets and liabilities acquired in the fourth quarter of 2004.

3. Earnings Per Share (“EPS”)

     Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effects of the Company’s outstanding options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Weighted average shares:
Basic	21,941,806	15,632,668	18,398,266	15,632,668
Effect of dilutive common stock options	136,127	—	3,261	—

Diluted	22,077,933	15,632,668	18,401,527	15,632,668

     Options outstanding totaling 2,924,864 and 1,576,796 for the three month periods ended September 30, 2004 and 2003, respectively, and 2,101,828 and 1,781,962 for the nine month periods ended September 30, 2004 and 2003, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

4. Accounting for Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

     Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The fair value for Stratagene employee stock options was estimated at the dates of grant using the minimum value option pricing model from the inception date of the applicable stock option plan through June 2, 2004 and the Black-Scholes pricing model for all option grants made subsequent to that date. Fair value for Hycor employee stock options assumed by Stratagene in the Hycor merger was estimated at the dates of grant using the Black-Scholes pricing model for all option grants. The following weighted average assumptions were used for the three and nine month periods ended September 30, 2004 and 2003:

	2004	2003
Risk free interest rate	4.0%	4.0%
Dividend yield	0%	0%
Volatility factor	45%	0%
Expected life (in years)	6 years	6 years
Resulting average fair value	$3.70	$0.00

     If the computed fair values of the stock options granted in 2004 and 2003 had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income as reported	$2,208,794	$607,880	$5,741,983	$3,014,753
Stock-based employee compensation expense included in reported net income, net of related tax effects	(28,779)	—	64,751	—
Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(393,006)	(1,793)	(487,666)	(3,417)

Pro forma net income	$1,787,009	$606,087	$5,319,068	$3,011,336

Earnings per common share:
Basic – as reported	$0.10	$0.04	$0.31	$0.19
Basic – pro forma	$0.08	$0.04	$0.29	$0.19
Diluted – as reported	$0.10	$0.04	$0.31	$0.19
Diluted – pro forma	$0.08	$0.04	$0.29	$0.19

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

5. Balance Sheet Information

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

	September 30,	December 31,
	2004	2003
Raw materials and supplies	$5,343,038	$4,314,445
Work-in-process	3,385,519	1,612,335
Finished goods	3,480,077	1,802,875

Total	$12,208,634	$7,729,655

     Intangible Assets and Goodwill

     The following sets forth the Company’s intangible assets by major asset class:

		September 30, 2004			December 31, 2003
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Intangible assets subject to amortization:
Amortizable patents and other	2 – 7 years	$6,870,547	$3,095,174	$3,775,373	$5,651,019	$2,667,010	$2,984,009
Amortizable intangible assets	1 – 5 years	$1,189,000	$125,056	$1,063,944	$—	$—	$—
Intangible assets not subject to amortization:
Non-amortizable intangible assets		$1,575,000	$—	$1,575,000	$—	$—	$—
Goodwill		$27,853,723	$—	$27,853,723	$—	$—	$—

     Amortizable patents and other includes costs incurred in connection with patent applications, which consist principally of legal fees. Amortizable intangible assets, non-amortizable intangible assets and goodwill were established in connection with the merger with Hycor (see Note 2).

     Amortization expense totaled $267,177 and $98,726 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense totaled $553,220 and $336,400 for the nine months ended September 30, 2004 and 2003, respectively. Amortization expense in each of the next five fiscal years is expected to be as follows:

Year	Amount
2004	$868,876
2005	1,002,830
2006	908,223
2007	758,865
2008	480,054
Thereafter	820,469

Total	$4,839,317

     Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2004	2003
Accrued compensation	$2,581,942	$1,302,102
Accrued royalties	3,881,325	2,310,744
Warranty	443,876	596,788
Other accrued expenses and liabilities	1,590,144	1,122,480

Total	$8,497,287	$5,332,114

6. Long-Term Debt

     The Company has several debt instruments bearing interest at variable rates (up to 5.75% as of September 30, 2004), most of which are guaranteed by Stratagene and secured by substantially all of the assets of Stratagene. Many of the instruments contain restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. The Company was in compliance with all covenants at September 30, 2004. Long-term debt and line of credit consist of the following:

	September 30,	December 31,
	2004	2003
Term loan in the amount of $6,000,000 bearing interest at prime plus 1% (5.75% at September 30, 2004)	$4,444,444	$—
Reducing revolving line of credit not to exceed $9,000,000 bearing interest at LIBOR plus 2.55% (4.39% at September 30, 2004)	3,184,670	—
Convertible subordinated notes bearing interest at 15%. $9,000,000 converted into 1,753,604 shares of common stock upon the closing of the merger with Hycor (see Note 2)	—	23,985,101
Debt from bond indenture agreement with Bastrop County, Texas in the original principal amount of $9,100,000, at an average interest rate of 1.32% and 1.33% for the three and nine months ended September 30, 2004, respectively (1.75% at September 30, 2004 and 1.65% at December 31, 2003)	4,750,000	5,620,000
Phenogenex promissory note	—	630,074
Vehicle financing	—	146,504

	12,379,114	30,381,679
Current portion of long-term debt	3,401,667	920,062

Long-term debt, less current portion	$8,977,447	$29,461,617

     The aggregate maturities of long-term debt principal payments for each of the five years subsequent to September 30, 2004 are as follows:

Principal
Payment
Less than one year	$3,401,667
One year	2,049,702
Two years	3,450,319
Three years	265,650
Four years	156,775
Thereafter	3,055,000

Total	$12,379,113

7. Comprehensive Income

     Components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income	$2,208,794	$607,880	$5,741,983	$3,014,753
Foreign currency translation gain (loss)	61,945	(61,906)	(279,919)	56,122
Unrealized gains on securities	263	—	996	—

Comprehensive income, net of tax	$2,271,002	$545,974	$5,463,060	$3,070,875

8. Employee Stock Purchase Plan

     In June 2004, the Company adopted the Stratagene Corporation Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the board of directors. Under the terms of the ESPP, purchases are made quarterly. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower. The initial quarterly purchase period began on July 1, 2004. During the initial offering period ended September 30, 2004, 11,965 shares of common stock were issued under the plan from proceeds raised of $72,149.

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

     In addition, in March 2001, Stratagene was sued by Invitrogen in the United States District Court for the Western District of

Texas. Invitrogen alleges (1) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that the ‘797 patent was not infringed by Stratagene. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, in response to a pending summary judgment motion, the district court ruled that Invitrogen’s ‘797 patent was invalid under 35 U.S.C. § 102(b). More specifically, the district court found that Invitrogen had used the patented process claimed in the ‘797 patent for commercial purposes for more than one year prior to the filing date of the patent. Having found the ‘797 patent invalid, the district court indicated there was no need for a trial. Invitrogen is currently appealing the district court’s ruling.

     In November 2001, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Invitrogen with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. This action is currently stayed pending resolution of the Takara Bio litigation on the same patent, described below. Invitrogen has also sought re-examination of the ‘772 patent with the United States Patent and Trademark Office.

     Takara Bio

     In November 2002, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Takara Bio with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction, monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Takara filed a counterclaim in a separate action in the United States District Court for the Southern District of California. By its counterclaim, Takara seeks joint ownership of Stratagene’s ‘772 patent. In June 2003, Stratagene successfully moved to transfer the California action to Maryland. In August 2003, the Maryland district court denied Takara’s motion to dismiss or transfer the complaint, and the cases have been consolidated for pretrial and trial. No trial date has been set. The parties entered into a joint stipulation to stay the proceedings to pursue settlement, which ended in August 2004. While the parties continue to pursue settlement, the litigation is proceeding. No trial date is currently set.

     Third Wave Technologies

     In September 2004, Stratagene was sued by Third Wave Technologies, Inc. in the United States District Court for the Western District of Wisconsin. The complaint alleges that Stratagene infringes United States patent nos. 6,348,314 and 6,090,543, and has induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale or selling assays employing cleavage of nucleic acids. Third Wave seeks a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it does not infringe a valid or enforceable claim of either patent. Stratagene also asserted affirmative defenses, including invalidity and unenforceability. Stratagene is seeking an award of its fees and costs incurred in defending itself in this action.

     Applera Corporation

     On November 9, 2004, Stratagene received notice of a patent infringement suit filed by Applera Corporation against it and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. Although it has not yet been formally served with the complaint, Stratagene is in the process of evaluating the allegations set forth in the complaint. Accordingly, an estimate of the possible loss or range of loss cannot be made at this time and Stratagene is unable to determine whether the outcome of the litigation could have a material impact on its results of operations or financial condition in any future period.

     Other Legal Matters

     Pursuant to the terms of a litigation settlement in 2002, Stratagene is entitled to receive 35,290 shares of a European company. Stratagene received 11,763 shares in August 2004 and an additional 11,764 shares in September 2004. These shares were sold and converted into cash upon receipt, resulting in a gain of approximately $664,000 in other income during the quarter ended September 30, 2004. Because of uncertainties in the collectibility of the remaining 11,763 shares, the Company has not recorded any gain related to these shares as of September 30, 2004.

     Royalty Payments — Accrued expenses and other liabilities in the September 30, 2004 and December 31, 2003 balance sheets include $3.4 million and $1.7 million, respectively, of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the respective balance sheet date. The Company has accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003, such royalty payments have been withheld by the Company while the Company evaluates a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Therefore, Stratagene’s financial position or results of operations could be materially affected if the parties later determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expires in the United States in March of 2005. The corresponding foreign patents will expire in 2006 and 2007. Once the patents expire, Stratagene will no longer be required to pay royalties on future product sales related to these PCR process patents, which will result in an approximately $400,000 per quarter reduction in royalty expense beginning in the second quarter of 2005 and an additional $150,000 reduction beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents

     Employment Agreements — Stratagene has entered into employment agreements with certain of its officers. These agreements generally provide for severance benefits if the officer is terminated by Stratagene other than for cause, as defined in the employment agreements. See Note 2 for a summary of Dr. Sorge’s new employment agreement.

     Manufacturing move to Texas — In June 2004, the Company made the decision to move the remaining manufacturing operations it conducts in San Diego, California to its primary manufacturing facility in Austin, Texas. The products affected by this move represent approximately 32% of total product sales for the nine months ended September 30, 2004. As a result, the Company will incur relocation and severance costs for employees affected by the transition. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company has estimated the employee severance costs associated with the move and will charge those costs to expense ratably over the future service period. Management has estimated the costs to be approximately $120,000, which will be recognized from July 2004 through March 2005, of which approximately $40,000 was accrued for the three months ended September 30, 2004. The entire estimated obligation is expected to be paid by the Company by the end of the first quarter in 2005.

10. New Accounting Pronouncements

     In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF No. 03-1 establishes additional disclosure requirements for each category of SFAS No. 115 investments in a loss position and provides guidance for assessing impairment losses on investments. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures are required to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other than temporary. In September 2004, the FASB delayed the provisions of EITF 03-1 which provide guidance on evaluating whether an impairment is other than temporary. The disclosure requirements remain effective for annual financial statements. The Company does not expect that the adoption of this EITF will have a material impact on its financial position, results of operations and cash flow.

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

11. Sale of Certain Assets in Joint Venture

     The Company has a 49% minority interest in a limited partnership (“LP”) that operates a research lab. This investment is accounted for using the equity method of accounting. On June 1, 2004, prior to the BCH asset acquisition by the Company (Note 2), the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The consolidated financial statements reflect a $1.8 million gain in equity in earnings of joint venture for BCH’s share of the realized gain on the sale of these assets. The taxes attributable to the gain are the responsibility of the members of BCH and accordingly, the consolidated financial statements do not include a provision for income taxes on this gain. The LP made a partial distribution of the cash proceeds to BCH on June 1, 2004. In turn, BCH made a distribution to its members to pay for the taxes related to the sale in the amount of $476,280. The LP will distribute the remaining portion of BCH’s net proceeds to Stratagene once the accounting has been finalized for the transaction. Management believes that there will be no further distributions to the BCH members, as the distribution made on June 1, 2004 was for estimated taxes on the entire transaction.

12. Segment Information

     The Company operates in two business segments: research supplies and diagnostics. The segment information provided for the nine months ended September 30, 2004 includes only four months of diagnostic segment information, as the Company only established a separate diagnostics reporting segment in connection with the Hycor merger on June 2, 2004.

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Research Supplies	Diagnostics	Total	Research Supplies	Diagnostics	Total
Product sales from external customers	$17,464,014	$5,612,558	$23,076,572	$16,870,659	$—	$16,870,659
Income before income taxes	$2,808,044	$1,264,258	$4,072,302	$985,048	$—	$985,048

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
	Research Supplies	Diagnostics	Total	Research Supplies	Diagnostics	Total
Product sales from external customers	$54,539,575	$7,705,548	$62,245,123	$50,771,562	$—	$50,771,562
Income before income taxes	$6,718,930	$1,880,417	$8,599,347	$4,594,709	$—	$4,594,709

     At September 30, 2004 and December 31, 2003, total assets for each business segment were as follows:

	September 30, 2004			December 31, 2003
	Research Supplies	Diagnostics	Total	Research Supplies	Diagnostics	Total
Total assets	$38,044,248	$44,028,951	$82,073,199	$38,587,857	$—	$38,587,857

13. Restatement of Financial Statements

     As previously disclosed in the Company’s annual audited financial statements included in Amendment No. 3 to Form S-4 filed with the SEC on April 29, 2004, the Company identified errors in its financial statements that related to its derivative instruments, as well as certain other items. Certain amounts in the income statement for the nine months ended September 30, 2003 are different from amounts previously reported. The income statement for the three months ended September 30, 2003 is not considered to be restated, as this period has not been previously reported. The following discussion provides an overview of the restatement and related adjustments.

     Derivative Instruments and Hedge Accounting

     The Company corrected the accounting for its foreign currency denominated futures contracts, as the hedge accounting treatment did not comply with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, losses resulting from changes in the fair value of the Company’s derivative instruments of $114,026 for the nine months ended September 30, 2003 were reported in gain (loss) on foreign currency transactions in the income statement.

     Also, for the nine months ended September 30, 2003, the Company reclassified $471,981 of realized foreign currency losses associated with its futures contracts from product sales to gain (loss) on foreign currency transactions in the income statement.

     Other Items

     As a result of the restatement for the item discussed above, management deemed it appropriate to record adjustments for certain other known items, principally related to expense accruals.

     Certain items have also been reclassified to conform to the current period presentation.

     The following summarizes the effect of the restatement on the income statement:

Nine months
ended
September 30,
2003
Foreign currency futures contracts and hedge accounting	(114,026)
Other items	(43,552)

Pre-tax impact of adjustment to the income statement	(157,578)
Tax benefit impact	36,986

Total effect on net income	$(120,592)

     The following table summarizes the effects of the restatement by financial statement line item affected:

	Nine months ended
	September 30, 2003
	As Previously	As
	Reported	Restated
Income Statement
For the nine months ended September 30, 2003:
Product sales	50,303,630	50,771,562
Cost of products sold	16,218,562	16,206,239
Research and development	8,127,618	8,126,277
Selling and marketing	11,423,990	11,410,701
General and administrative	7,500,581	7,520,943
Gain (loss) on foreign currency transactions	259,929	(326,078)
Interest expense	(2,507,026)	(2,553,120)
Income before income taxes	4,752,287	4,594,709
Income tax expense	(1,616,942)	(1,579,956)
Net income	3,135,345	3,014,753

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

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements and include assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. The Company’s actual results could differ materially from those expressed in or implied by these forward-looking statements as a result of various factors, including those set forth below under the caption “Factors that May Affect Future Results.”

Overview

     Since inception in 1984, Stratagene has been engaged in developing, manufacturing and marketing products used to conduct molecular biology research. A substantial majority of its revenue comes from the sale of these products. For the nine months ended September 30, 2004, approximately 40%, 56% and 4% of product sales in the research supplies segment were in the areas of genetic technologies; nucleic acid and protein purification and analysis; and genomics, proteomics, and bioinformatics, respectively. Stratagene’s research supplies products are used for research purposes and the use of these products is not regulated by the U.S. Food and Drug Administration (“FDA”) or by any comparable international organization.

     Stratagene manufactures its products for molecular biology research customers in facilities near Austin, Texas and San Diego, California. In June 2004, the Company made the decision to move the remaining manufacturing operations it conducts in San Diego, California to its primary manufacturing facility in Austin, Texas.

     Stratagene’s sales activities are primarily conducted through a dedicated direct sales organization in North America and Europe. For the nine months ended September, 30, 2004, approximately 12% of its product sales in the research supplies segment were to international distributors in selected countries in Europe and Asia, who resell them to researchers. Certain products manufactured by Stratagene in the United States are sold to Stratagene’s Netherlands branch for subsequent sale to their customers in Europe. Non-U.S. product sales in the research supplies segment accounted for approximately 29% of the research supplies segment product sales for the nine months ended September 30, 2004. In August 2003, Stratagene also opened a new facility in Japan to establish direct sales and distribution channels in Asia. The Japan facility recorded its first sale in the first quarter of 2004.

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

Merger with Hycor

     On June 2, 2004, Stratagene acquired all of the outstanding shares of Hycor Biomedical Inc. through a merger of a wholly owned subsidiary of Stratagene with Hycor, with Hycor continuing as a wholly owned subsidiary of Stratagene. Pursuant to the merger, Hycor’s stockholders received 0.6158 of a share of Stratagene common stock in exchange for each share of Hycor common stock, plus cash for any fractional shares. The merger has been recognized as a tax-free reorganization. Stratagene filed a registration statement on Form S-4 (No. 333-109420) and related amendments in connection with the transaction, which registration statement was declared effective by the Securities and Exchange Commission on April 29, 2004. Stratagene incurred merger-related costs of approximately $1.7 million, which were capitalized as a component of the purchase price.

BCH Asset Acquisition

     Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene of approximately $5.5 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH are under common control, with substantially all of the BCH membership units held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the periods ended September 30, 2004, Stratagene’s financial statements are presented on a consolidated basis, which represents a change in reporting entity under Accounting Principles Board Opinion 20, Accounting Changes. Previously combined statements are now presented on a consolidated basis as a result of the transaction. There is no change to income for previous periods presented on a combined basis. For income tax purposes, this transaction is considered a taxable pooling. The financial statements reflect net deferred tax assets of $750,000 for differences between the tax and book bases of assets and liabilities acquired by Stratagene.

     Prior to the acquisition date, Stratagene presented its financial statements on a combined basis with BCH. BCH was a limited liability company treated as a partnership for income tax purposes; therefore, any related income tax obligations were the responsibility of the members of BCH. As a result, the operations of BCH did not reflect a provision for income taxes in the combined financial statements. Beginning on June 2, 2004, the consolidated results of Stratagene, which includes the results of BCH, includes a provision for income taxes.

     As part of the acquisition of BCH, Stratagene acquired BCH’s interests in its subsidiaries, which include Phenogenex, LLC (“Phenogenex”), Iobion Informatics, LLC and subsidiaries (“Iobion”) and an investment in a joint venture consisting of a 49% interest in a limited partnership that operates a research lab. The investment is accounted for under the equity method.

     As a result of the acquisition, Stratagene owns 100% of Phenogenex and approximately 78% of Iobion. The remaining 22% interest in Iobion is represented by membership units held by two individuals, one of which is now an employee of Iobion and the other is a consultant to the Company. Gains, losses and cash flows are allocated in accordance with the LLC agreement, generally first to eliminate any deficit in a member’s capital account, next to provide for a priority return to Stratagene, and then in accordance with respective ownership percentages. For the nine months ended September 30, 2004 and 2003, Iobion incurred losses of approximately $245,000 and $625,000, respectively. As of September 30, 2004 and December 31, 2003, Iobion had accumulated deficits of approximately $766,000 and $696,000, respectively. None of the losses have been allocated to the minority holders of the 22% interest, due to the fact that they did not fund initial capital contributions and have no requirement to make future capital contributions to Iobion. Accordingly, Stratagene has absorbed all losses incurred since inception. In October 2004, the Company purchased the remaining 22% outstanding membership interests in Iobion owned by these individuals. As a result of the purchase of these minority interests, Stratagene now owns 100% of Iobion. Total cash consideration of $330,000 was paid and will be recorded based on the fair value of the assets acquired in the fourth quarter of 2004.

Basis of Presentation

     The financial information of the Company has been presented on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries since Hycor was acquired by the Company on June 2, 2004. The financial information also includes the results of operations of BioCrest Holdings, LLC, whose assets were acquired by the Company on June 2, 2004 and accordingly is presented on a consolidated basis for all periods (See Note 2 to financial statements).

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

     Revenue Recognition

     Revenue from research supplies, diagnostic and basic instrumentation product sales is recognized under the provisions of SAB No. 104, which is generally when products are shipped, title has transferred and risk of loss has passed. In accordance with Statement of Position No. 97-2, Software Revenue Recognition, as amended by Statement of Position No. 98-9, for instrumentation products where software is a key component, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped and title has transferred. When contractual acceptance clauses exist, revenue is recognized upon satisfaction of such clauses. Contract research service revenues are earned and recognized in accordance with contract provisions. Government grant revenues related to research activities are recognized when earned, generally as related research activities occur. Amounts received in advance of performance or acceptance are recorded as deferred revenue.

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

     Long-lived Assets

     In 2002, Stratagene adopted SFAS No. 142, Goodwill and Intangible Assets, which requires that long-lived assets be reviewed for impairment at least annually. With the acquisition of Hycor in the second quarter of 2004, Stratagene has substantial amortizable and non-amortizable long-lived assets (including goodwill) that are reviewed for impairment at each calendar year end and when there is an indication that the carrying value of an asset may not be recoverable. In the event that the cash flows expected to be generated by the asset are not sufficient to recover the carrying value of the asset, an adjustment for the amount that the carrying value of the asset exceeds its fair value is recorded as an impairment charge.

     Royalties

     Stratagene enters into license agreements in the ordinary course of its business, which require royalty payments based on specified product sales. These agreements cover the majority of Stratagene’s products. Since mid-2003, Stratagene has withheld payments to a license holder while Stratagene evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to record the estimated quarterly royalty payable under the patent license agreement and reports this amount to the license holder. Management believes the royalty payments accrued are determined in accordance with the patent license agreement. However, the Company’s calculations of royalty payments are subject to review by the license holder. Therefore, Stratagene’s financial position or results of operations could be materially affected if the parties later determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. As of September 30, 2004, the amount of accrued and unpaid royalties related to this patent license agreement was $3.4 million. The patent underlying this royalty obligation expires in the United States in March of 2005. The corresponding foreign patents will expire in 2006 and 2007. Once the patents expire, Stratagene will no longer be required to pay royalties on future product sales related to these PCR process patents, which will result in an approximately $400,000 per quarter reduction in royalty expense beginning in the second quarter of 2005 and an additional $150,000 reduction beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents

     Warranties

     Stratagene warrants certain equipment against defects in workmanship or materials for a period of one year from the date of purchase. Upon recognition of the sale of equipment sold that includes a warranty, Stratagene establishes, as part of cost of goods sold, a provision for the expected costs of such warranty. While Stratagene’s warranty costs have historically not been significant, Stratagene cannot guarantee that it will continue to experience the same warranty return and repair rates that it has in the past. A significant increase in product return and repair rates could have a material adverse impact on operating results for the period or periods in which such items materialize.

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

     Research and Development

     Stratagene focuses its research and development efforts on developing products that use innovative technologies in both the research supplies and diagnostics product lines. Research and development costs are expensed as incurred. For the nine months ended September 30, 2004 and for fiscal 2003, Stratagene’s research and development expenses totaled approximately $8.0 million and $10.5 million, respectively, in the areas of genetic technologies; nucleic acid and protein purification and analysis; genomics, proteomics and bioinformatics; and medical diagnostics.

     Stratagene’s numerous research and development initiatives are generally ongoing. Some of the efforts are for new product technologies, while others are designed to support an existing product or products relating to one of Stratagene’s more than 2,500 stock keeping units, which cover approximately 75 existing product categories. In addition, the funds used by Stratagene in its research and development activities are allocated among the various technologies and products in which Stratagene is currently involved and are not concentrated to one specific product or product line. Since 1997, Stratagene has spent over $77 million on its research and development efforts and intends to spend between 12% and 14% of its revenues on research and development activities for at least the next few years.

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

Results of Operations

     Three months ended September 30, 2004 compared to three months ended September 30, 2003

     Product Sales

     For the three months ended September 30, 2004, revenue increased $6.2 million or 36.8% compared to the three months ended September 30, 2003. This increase was primarily attributable to the Company recording three months of Hycor’s diagnostics product sales of $5.6 million as a result of the merger on June 2, 2004. Also contributing to the growth was increased sales of research supplies products by Stratagene of $0.6 million for the three months ended September 30, 2004 when compared to the same period in 2003. Sales during the three months ended September 30, 2004 were also affected by the weakening dollar resulting in a positive foreign exchange impact to foreign sales of 8.6% and a 1.4% increase to total worldwide revenue for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. Stratagene expects that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.

     Stratagene’s operating results have fluctuated in the past and may continue to fluctuate in the future. In particular, Stratagene has historically seen slower sales in the fourth quarter as a result of reduced purchases by academic and research institutions as well as the closing of such facilities during the holiday period.

     Gross Profit

     Gross profit as a percentage of sales decreased 1.3% from 66.3% for the three months ended September 30, 2003 to 65.0% for the three months ended September 30, 2004 due to the inclusion of Hycor’s lower margin diagnostic products as a result of the merger offset by favorable manufacturing variances in the three months ended September 30, 2004 as compared to the same period in 2003. In addition, approximately $39,000 in non-cash stock compensation charges related to the amortization of unvested stock options assumed by Stratagene in the Hycor merger are included in cost of products sold for the three months ended September 30, 2004.

     Research and Development Expenses

     Research and development expenses increased $0.2 million or 7.7% for the three months ended September 30, 2004 compared to the same period in 2003. The increase in spending was primarily due to approximately $0.4 million of Hycor’s diagnostic research and development efforts, which includes approximately $22,000 in non-cash stock compensation charges related to the amortization of unvested stock options assumed in the Hycor merger. This increase was offset by decreased spending in research and development for research supplies by $0.2 million due to transitioning the Mx3000 effort from research and development to manufacturing in the third quarter of 2003. However, as a percentage of product sales, research and development expenses decreased from 15.0% for the three months ended September 30, 2003 to 11.8% for the three months ended September 30, 2004. This decrease in research and development expense as a percentage of sales is primarily the result of including the diagnostic segment revenue for the three months ended September 30, 2004.

     Selling and Marketing Expenses

     Selling and marketing expenses increased $0.9 million or 24.4% for the three months ended September 30, 2004 compared to the same period in 2003. The increase in spending was due to the Company recording three month of Hycor sales and marketing expenses of approximately $0.9 million. However, as a percentage of total revenue, selling and marketing expenses decreased from 22.8% for the three months ended September 30, 2003 to 20.7% for the three months ended September 30, 2004. As a result of the merger with Hycor, Stratagene recorded amortizable intangible assets related to trade names and customer contracts. These intangible assets are being amortized to sales and marketing expense over various periods ranging from one to five years beginning in June of 2004. The amortization expense included in sales and marketing was approximately $0.1 million for the three months ended September 30, 2004. Also included is approximately $34,000 of non-cash stock compensation charges related to the amortization of unvested stock options assumed in the Hycor merger. See Note 2 to the Company’s consolidated financial statements for the period ended September 30, 2004.

     General and Administrative Expenses

     General and administrative expenses increased by $1.3 million or 50.2% for the three months ended September 30, 2004 compared to the same period in 2003. As a percentage of total revenue, general and administrative expenses increased from 14.8% for the three months ended September 30, 2003 to 16.2% for the three months ended September 30, 2004. The increased spending is primarily due to three months of Hycor’s general and administrative expenses of approximately $0.8 million, which includes approximately $31,000 for the amortization of patents acquired and approximately $55,000 for non-cash stock compensation charges related to the amortization of unvested stock options assumed in the Hycor merger, and $0.4 million for additional costs related to public company oversight.

     Total Other Income (Expense), Net

     Total other income, net of expense, increased by $1.7 million or 126.9% for the three months ended September 30, 2004 compared to the same period in 2003. This increase was primarily due to a reduction in interest expense of $0.7 million for the three months ended September 30, 2004 from the refinancing of the Company’s debt obligations in the first quarter of 2004, which reduced the weighted average interest rate on outstanding borrowings. In addition, the company further reduced interest expense by paying down approximately $6.4 million in debt during the three months ended September 30, 2004. The Company’s average interest rate on its remaining obligations is approximately 3.8%.

     Also contributing to the net increase in other income was a gain of $0.7 million as a result of a litigation settlement in 2002. Pursuant to the terms the settlement, Stratagene is entitled to receive 35,290 shares of a European company. Stratagene received 11,763 shares in August 2004 and an additional 11,764 shares in September 2004. These shares were sold and converted into cash upon receipt, resulting in a gain of approximately $664,000 in other income during the quarter ended September 30, 2004. Because of uncertainties in the collectibility of the remaining 11,763 shares, the Company has not recorded any gain related to these shares as of September 30, 2004.

     Income Taxes

     Stratagene recorded $1.9 million in tax expense for the three months ended September 30, 2004, which is approximately 45.8% of pre-tax income as compared to 38.3% for the three months ended September 30, 2003. The increase in the effective tax rate was primarily due non-deductible foreign entity losses resulting from the commencement of operations in Japan.

     Stratagene recognizes state research and development and other credits when they are generated. Excess credits for mature operating entities are recognized and will be used to offset future taxable income as management believes it is more likely than not that the credits will be realized.

     Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

     Product Sales

     For the nine months ended September 30, 2004, revenue increased $11.5 million or 22.6% as compared to the nine months ended September 30, 2003. This growth was primarily attributable to the merger with Hycor, which contributed $7.7 million of diagnostics product sales. Also contributing to the growth was increased sales of the research supplies product line of $3.8 million for the nine months ended September 30, 2004 when compared to the same period in 2003. Sales during the nine months ended September 30, 2004 were also affected by the weakening dollar resulting in a positive foreign exchange impact to foreign sales of 10.4% and a 2.1% increase to total worldwide revenue for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003.

     Stratagene’s operating results have fluctuated in the past and may continue to fluctuate in the future. In particular, Stratagene has historically seen slower sales in the fourth quarter as a result of reduced purchases by academic and research institutions as well as the closing of such facilities during the holiday period.

     Gross Profit

     Gross profit as a percentage of sales decreased 2.1% from 68.1% for the nine months ended September 30, 2003 to 66.0% for the nine months ended September 30, 2004 due to the inclusion of Hycor’s lower margin diagnostic products. In addition, approximately $52,000 of non-cash stock compensation charges related to the amortization of the unvested stock options assumed in the merger with Hycor were recorded for the nine months ended September 30, 2004.

     Research and Development Expenses

     Research and development expenses decreased $0.1 million or 1.0% for the nine months ended September 30, 2004 compared to the same period in 2003. The decrease was primarily due to the inclusion of $0.6 million of Hycor expenses offset by transitioning the Mx3000P instrument from research and development to manufacturing in the third quarter of 2003. Research and development expenses include approximately $0.3 million of non-cash stock compensation expense for stock options granted to non-employee advisors of Stratagene as well as approximately $0.1 million in non-cash stock compensation expense related to the amortization of the unvested stock options assumed in the merger with Hycor. As a percentage of product sales, research and development expenses decreased from 16.0% for the nine months ended September 30, 2003 to 12.9% for the nine months ended September 30, 2004. This decrease was primarily a result of Hycor’s research and development efforts being lower as a percentage of the diagnostic segment sales than Stratagene’s research and development efforts as a percentage of the research supplies segment sales.

     Selling and Marketing Expense

     Selling and marketing expenses increased $1.7 million or 14.8% for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in spending was due to the Company recording four months of Hycor’s sales and marketing expenses of approximately $1.1 million, increased costs related to Stratagene’s Japanese operations of $0.3 million, which commenced in the second quarter of 2003, and approximately $0.2 million of expenses related to increased marketing communication activity. As a percentage of total revenue, selling and marketing expenses decreased 1.5% from 22.5% for the nine months ended September 30, 2003 to 21.0% for the nine months ended September 30, 2004. As a result of the merger with Hycor, Stratagene recorded amortizable intangible assets related to trade names and customer contracts. These intangible assets are being amortized to sales and marketing expense over various periods ranging from one to five years beginning in June of 2004. The amortization expense included in sales and marketing was approximately $0.1 million for the nine months ended September 30, 2004. Also included was approximately $45,000 of non-cash stock compensation charges related to the unvested stock options assumed in the merger with Hycor. See Note 2 to the Company’s consolidated financial statements for the period ended September 30, 2004.

     General and Administrative Expenses

     General and administrative expenses increased by $4.8 million or 63.7% for the nine months ended September 30, 2004 compared to the same period in 2003. As a percentage of total revenue, general and administrative expenses increased from 14.8% for the nine months ended September 30, 2003 to 19.8% for the nine months ended September 30, 2004. The increased spending was primarily due to charges of $2.4 million related to bonuses Dr. Sorge received as a result of the merger with Hycor, four months of general and administrative expenses related to the Hycor operations of $1.1 million, which includes approximately $0.1 million for the amortization of patents and non-cash stock compensation charges related to the unvested stock options assumed in the merger with Hycor, $0.7 million of expenses related to increased legal fees associated with patent litigation and approximately $0.6 million of expense for additional costs related to public company oversight.

     Total Other Income (Expense), Net

     Total other income, net of expense, increased by $3.9 million or 136.0% for the nine months ended September 30, 2004 compared to the same period in 2003. As a result of the BCH asset acquisition, Stratagene has a 49% minority interest in a limited partnership that operates a research lab. On June 1, 2004, prior to the BCH asset acquisition by the Company, the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The consolidated financial statements for the nine months ended September 30, 2004 reflect a $1.8 million gain in equity in earnings of joint venture for the Company’s share of the realized gain on the sale of these assets. In addition, the Company recorded $0.2 million more income from this 49% minority interest company’s normal operations when compared to the same period in 2003.

     Also contributing to the net increase was a reduction in interest expense of $1.1 million for the nine months ended September 30, 2004 resulting from the refinancing of the Company’s debt obligations in the first quarter of 2004, which reduced the weighted average interest rate on outstanding borrowings. Subsequent pay offs of other long-term debt obligations further reduced the interest expense. In addition, $9.0 million of convertible subordinated notes were converted into shares of Stratagene common stock in connection with the closing of the Hycor merger. The weighted average interest rate on the remaining debt facilities is approximately 3.8%.

     The net increase in other income was also attributable to a gain of $0.7 million as a result of the litigation settlement in 2002.

     Income Taxes

     Stratagene recorded $2.9 million of tax expense for the nine months ended September 30, 2004. The effective tax rate decreased from 34.4% for the nine months ended September 30, 2003 to 33.2% for the same period in 2004. The change in the effective tax rate was primarily a result of BCH recording a gain in equity in earnings of a joint venture of $1.8 million related to the sale of certain assets of the joint venture, in which BCH had a minority interest. Prior to the BCH asset acquisition date, Stratagene and BCH presented their financial statements on a combined basis as a result of being under common control and because substantially all the BCH membership units were held by certain Stratagene shareholders. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members of BCH. As a result, the operations of BCH did not reflect a provision for income taxes prior to the acquisition date. The income taxes attributable to the gain are the responsibility of the members of BCH and accordingly, the consolidated financial statements do not include a provision for income taxes on this gain. The change in effective tax rate was also a result of non-deductible foreign entity losses.

     Stratagene recognizes state research and development and other credits when they are generated. Excess credits for mature operating entities are recognized and will be used to offset future taxable income as management believes it is more likely than not that the credits will be realized.

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

     Stratagene generated net cash from operating activities of $7.8 million and $6.9 million for the nine months ended September 30, 2004 and 2003, respectively.

     For the nine months ended September 30, 2004, Stratagene generated net cash from investing activities of $4.3 million and used $1.4 million of net cash in its investing activities for the nine months ended September 30 2003. Cash acquired related to the merger with Hycor, net of acquisition costs of $1.8 million, totaled $4.5 million for the nine months ended September 30, 2004. Cash distributions from a joint venture resulting from the sale of certain assets of the joint venture totaled $1.0 million and $0 for the nine months ended September 30, 2004 and 2003, respectively. Capital expenditures and additions to patents for the nine months ended September 30, 2004 totaled $0.9 million and $0.9 million, respectively, as compared to $0.8 million and $0.8 million for the nine months ended September 30, 2003, respectively.

     Stratagene used $9.9 million and $2.9 million in net cash for financing activities for the nine months ended September 30, 2004 and 2003, respectively, which included the repayment of $23.7 million and $3.6 million in debt offset by borrowings under the Company’s credit facilities of $14.2 million and $1.1 million, respectively.

     Based on management’s review of Stratagene’s accounts receivables, an allowance for doubtful accounts is accrued, however, Stratagene does not write off individual accounts receivable until substantially all avenues of legal recourse to collect the outstanding amount have been exhausted. The actual write-off for the nine months ended September 30, 2004 was minimal and the allowance decreased by approximately $0.4 million. This decrease in expected uncollectible accounts was due in part to continued collection efforts. No significant change to future liquidity is anticipated.

     Gross accounts receivable provided cash of $0.8 million for the nine months ended September 30, 2004 due primarily to collection efforts. Days sales outstanding decreased from 45 days at December 31, 2003 to 42 days at September 30, 2004. For the nine months ended September 30, 2003, accounts receivable used cash of $0.6 million primarily due to strong sales of a new instrumentation product.

     Gross inventory provided cash of $0.4 million for the nine months ended September 30, 2004 due to inventory management efforts. Gross inventory used $0.5 million due to increased purchases of parts for instrumentation products during the nine months ended September 30, 2003.

     Prepaids and other current assets provided cash of $0.6 million for the nine months ended September 30, 2004 due to allocation of merger related expenses to goodwill and additional paid-in capital in connection with the Hycor merger. For the nine months ended

September 30, 2003, prepaids and other current assets used cash of $1.1 million as a result of expenses incurred related to the merger with Hycor.

     Accounts payable used $1.6 million in cash for the nine months ended September 30, 2004 due to reducing average days outstanding. Accounts payable provided cash of $0.1 million for the nine months ended September 30, 2003.

     Capital expenditures for property and equipment during the nine months ended September 30, 2004 and 2003 were approximately $0.9 million and $0.8 million, respectively. For fiscal 2004, Stratagene currently anticipates capital spending on property and equipment to be in the range of $1.0 million to $1.5 million.

     Stratagene had cash, cash equivalents and restricted cash totaling $5.0 million and $2.7 million at September 30, 2004 and December 31, 2003, respectively, and working capital of $14.5 million and $9.5 million at September 30, 2004 and December 31, 2003, respectively.

     As of September 30, 2004, BioCrest Manufacturing, L.P., a consolidated subsidiary of Stratagene, had approximately $12.4 million in total debt. This debt included approximately $4.4 million in senior term debt, $3.2 million under a reducing revolving line of credit and $4.8 million in industrial revenue bonds.

     The obligations of BioCrest Manufacturing under the senior credit facility have been guaranteed by Stratagene and each of its wholly owned domestic subsidiaries. The obligations are also generally secured by substantially all of the personal property assets of Stratagene and each of its wholly owned domestic subsidiaries, as well as liens on the real property and improvements related to Stratagene’s Texas manufacturing facility. The senior credit facility is also secured by a pledge of Stratagene’s interest in Iobion Informatics, LLC.

     Borrowings under the senior credit facility bear interest (1) in the case of the one-year revolving facility, at a variable rate equal to the one-month LIBOR rate plus 2.40%, (2) in the case of the three-year reducing revolving facility, at a variable rate equal to the one-month LIBOR rate plus 2.55%, and (3) in the case of the term loan, at a variable rate equal to the prime rate plus 1.00%. The senior credit facility includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The senior credit facility also contains restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. The Company was in compliance with all covenants as of September 30, 2004.

     The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 1.33% for the nine months ended September 30, 2004 and was 1.68% for fiscal 2003. Under the instrument governing the industrial revenue bonds, Stratagene was required to make sinking fund payments of $870,000 per year through April 2004, and is required to make sinking fund payments of $735,000 through April 2005, $240,000 per year through April 2021, and then $175,000 through April 2022 when the bonds mature.

     Stratagene leases certain facilities and equipment under noncancelable operating leases, with equipment leases expiring from August 2006 through January 2007 and facility leases expiring in December 2007 and September 2008 for its domestic facilities and from December 2004 through December 2007 for its foreign facilities.

     In addition, in the normal course of operations, Stratagene enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods of less than one year and are settled by cash payments upon delivery of goods and services. At September 30, 2004, the purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $2,742,000.

     The following table summarizes the approximate future minimum payments under the above contractual obligations at September 30, 2004:

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating leases	$7,345,858	$1,982,795	$4,656,413	$706,650	—
Long-term debt	12,379,113	3,401,667	5,765,670	396,776	2,815,000
Note payable to related party	1,548,854	496,243	1,052,611	—	—
Other purchase commitments	2,742,000	2,742,000	—	—	—

Total contractual obligations	$24,015,825	$8,622,705	$11,474,694	$1,103,426	$2,815,000

Other Commitments and Contingencies

     In connection with the closing of the Hycor merger, Stratagene entered into a new employment agreement with Dr. Sorge, pursuant to which, among other things, Dr. Sorge’s base annual salary was reduced from $1.1 million to $450,000, and Dr. Sorge was granted an option to purchase 738,960 shares of Stratagene common stock at an exercise price of $9.34 per share. The agreement provides for Dr. Sorge’s base salary to be reviewed on at least an annual basis by the compensation committee of the board of directors, which may also increase Dr. Sorge’s base salary from time to time in its discretion. It is anticipated that if the Company establishes any general bonus program for senior executives based upon the attainment of established goals, Dr. Sorge will be entitled to participate in such program on a basis at least comparable to other senior executives. Dr. Sorge may also receive bonuses at the discretion of the board of directors upon the recommendation of the compensation committee. The new employment agreement has an initial term of three years and is subject to successive one year renewals unless either party provides a notice of non-renewal at least 30 days prior to the termination of the then current term.

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements for the period ended September 30, 2004, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

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

Factors that May Affect Future Results

     It is important to carefully consider the following risks, together with other matters described in this Form 10-Q or in other documents referred to in this Form 10-Q in evaluating Stratagene’s business and prospects. If any of the following risks occur, Stratagene’s business, financial condition or operating results could be harmed. In such case, the trading price of Stratagene’s common stock could decline. The risks described below are not the only risks Stratagene faces. Additional risks not presently known to Stratagene or that Stratagene currently deem immaterial may also impair business operations. For a further discussion of factors that could affect future results or performance, please see “Risk Factors” included in the Company’s Form S-4 Registration Statement relating to the merger transaction with Hycor.

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

     In the past Stratagene has experienced, and is likely to experience in the future, delays in the development and introduction of products. Stratagene cannot assure you that it will keep pace with the rapid rate of change in life sciences or medical diagnostic research, or that its new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

•	availability, quality and price relative to competitive products;

•	the timing of introduction of the product relative to competitive products;

•	customers’ opinions of the product’s utility;

•	citation of the product in published research; and

•	general trends in life sciences and medical diagnostics research.

     The markets for Stratagene’s products are extremely competitive and subject to rapid technological change and if Stratagene fails to compete effectively, its business may suffer.

     The markets for Stratagene’s products are highly competitive. Stratagene competes with many other suppliers of life sciences research products and medical diagnostics products. Stratagene’s major competitors in the genetic technologies market area include Invitrogen Corporation, BD Biosciences, Promega and Novagen. Stratagene’s major competitors in the nucleic acid and protein purification and analysis market area include Applied Biosystems, Qiagen, Roche and Invitrogen. Stratagene’s major competitors in the genomics, proteomics and bioinformatics market area include Invitrogen, Applied Biosystems, Agilent and Silicon Genetics. Stratagene’s major competitors in the medical diagnostics product area include Pharmacia, Inc. and Diagnostic Product Corporation. Many of Stratagene’s competitors have greater financial, operational and sales and marketing resources and more experience in research and development than it does. These and other companies may have developed or could in the future develop new technologies that compete with Stratagene’s products or even render Stratagene’s products obsolete. Competition in Stratagene’s markets is primarily driven by:

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

     Approximately 53% and 58% of Stratagene’s revenue in the first nine months of 2004 and for fiscal 2003, respectively, came from products sold pursuant to license agreements. If Stratagene loses the rights to a patented technology, it may be forced to stop selling some of its products or redesign its products and may lose significant sources of revenues. In addition, potential competitors could license technologies that Stratagene fails to license. The loss of a significant license could have a material adverse effect on Stratagene’s business.

     Stratagene’s significant licenses include a license from Hoffman La Roche and Roche Molecular Systems, Inc., which we refer to collectively as Roche, which includes rights to use PCR and Taq polymerase in its research efforts and rights to manufacture, promote and sell products for PCR for the research field of use, and a license from Applied Biosystems, which grants rights to promote and sell thermal cyclers and temperature cycling instruments as authorized thermal cyclers for the automated performance of PCR for the research field of use. Each of these license agreements terminates upon the expiration of the last to expire underlying patent in each agreement. The agreement with Roche is subject to early termination in the event of the bankruptcy or insolvency of Stratagene. Roche may also terminate the agreement (1) for cause or (2) if a third party which is licensed by Roche to manufacture products for use in PCR-based human diagnostics testing acquires more than 50% of the voting stock of the Stratagene subsidiary party to the agreement. Since mid-2003, Stratagene has withheld royalty payments to Roche under this license agreement while it evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to record the estimated quarterly royalty payable under the patent license agreement and reports this amount to Roche. Management believes that the royalties calculated and accrued are determined in accordance with the terms of the patent license agreement. However, Stratagene’s calculations of the royalties are subject to review by Roche. Stratagene’s financial position or results of operations could be materially affected if the parties determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. Additionally, there can be no assurances that Stratagene will recover any overpayment in royalties paid in prior periods. The PCR process patents underlying this royalty obligation expire in the United States in March of 2005. The corresponding foreign patents will expire in 2006 and 2007. Once the patents expire, Stratagene will no longer be required to pay royalties on future product sales related to these PCR process patents. The agreement with Applied Biosystems is subject to early termination in the event that all claims of the underlying patents in the agreement are unenforceable or invalid. Applied Biosystems may also terminate the license agreement (1) for cause, (2) upon a change in control of the Stratagene subsidiary party to the license agreement or (3) in the event of the bankruptcy or insolvency of Stratagene. Stratagene does not anticipate that either of these license agreements will terminate in the near future.

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

     Stratagene’s operating results have fluctuated in the past and may continue to fluctuate in the future. In particular, Stratagene has historically seen slower sales in the fourth quarter as a result of reduced purchases by academic and research institutions as well as the closing of such facilities during the holiday period. Stratagene’s revenues are unpredictable and may also fluctuate due to changes in demand for its products, delays in development and introduction of new products and new product introductions by Stratagene’s competitors. A high proportion of Stratagene’s costs are fixed, due in part to significant research and development costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter and the price of the Stratagene common stock may decline. Moreover, a variety of factors may affect Stratagene’s ability to make accurate forecasts regarding its operating results. Because of these factors, Stratagene’s operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could also cause its stock price to decline.

     Stratagene’s founder, chairman of its board of directors, chief executive officer and president exerts considerable control over it.

     As of September 30, 2004, Dr. Sorge, the founder, chairman of the board of directors, chief executive officer and president of Stratagene, owned approximately 62% of Stratagene’s outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of its stockholders, including the election of directors and the approval of mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in a change of control of Stratagene, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.

     Stratagene depends substantially on key employees, and the loss of the services of any of its key employees or the failure to hire qualified employees could seriously damage Stratagene’s business.

     To a large degree, Stratagene is dependent on its founder, chairman of its board of directors, chief executive officer and president, Joseph A. Sorge, M.D. Dr. Sorge has significant expertise in the life sciences research market and has been instrumental in establishing and executing Stratagene’s business plan. The loss of Dr. Sorge’s services could have a material adverse effect on Stratagene’s business. Dr. Sorge has an existing employment agreement with Stratagene which expires in June 2007, subject to automatic one year renewals unless either party provides timely notice of non-renewal.

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

     As of September 30, 2004, Stratagene had approximately $12.4 million of outstanding indebtedness, including approximately $7.5 million of borrowings under its senior credit facility and approximately $4.8 million in principal amount of industrial revenue bonds. Stratagene’s substantial amount of indebtedness could have negative consequences for Stratagene, including the following:

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

     Inability to secure and maintain intellectual property protection for its products and technologies could adversely affect Stratagene’s ability to compete.

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

     Litigation involving patents and other intellectual property rights is pervasive in the biotechnology industry. Stratagene is aware that patents have been applied for and in some cases issued to others claiming technologies that are closely related to its own technology. While Stratagene takes steps to avoid infringing the patents of other parties, Stratagene cannot assure you that it will not be found to infringe these patents or other proprietary rights of third parties. As a result, Stratagene periodically receives notices of potential infringement of patents held by others. Although Stratagene has generally been successful in resolving these types of claims, it may not be able to do so in the future.

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

     Recently, Stratagene has been involved in patent disputes with third parties, a number of which remain unresolved. For example, Stratagene is involved in litigation with Invitrogen Corporation regarding patents relating to specified reverse transcriptase enzymes and certain competent cell products. Stratagene is also involved in litigation with Third Wave Technologies relating to certain assays for detection of nucleic acids. Stratagene is also involved in litigation with Invitrogen Corporation and Takara Bio regarding one of Stratagene’s patents related to polymerase blend products. As part of their patent infringement claims in these matters, the litigants are seeking monetary damages and attorneys’ fees. At the present time, Stratagene is unable to quantify the probability or extent of any potential monetary recovery or exposure with respect to these matters.

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

     The price of the Stratagene common stock is expected to be volatile.

     The market price of the Stratagene common stock is expected to fluctuate rapidly. Fluctuations may occur, among other reasons, in response to:

•	quarterly fluctuations in Stratagene’s operating and earnings per share results;

•	technological innovations or new product introductions by Stratagene or its competitors;

•	delays in the development and introduction of new products;

•	disputes concerning patents, licenses or other proprietary rights;

•	changes in earnings estimates by equity and market research analysts;

•	sales of common stock by existing stockholders;

•	loss of key personnel; and

•	securities class actions or other litigation affecting Stratagene or other companies in its industry.

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

     As of September 30, 2004, Stratagene had approximately 22.0 million shares of common stock outstanding. Of this amount, the 5,015,453 shares issued to the former Hycor stockholders in the merger transaction with Hycor are freely tradable under the Securities Act, except for any shares held by affiliates of Stratagene or Hycor, as the case may be, which may be sold from time to time in accordance with the requirements of Rule 144 or Rule 145 of the Securities Act. In addition, Stratagene has entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, Stratagene will file a registration statement under the Securities Act covering 2,000,000 shares of Stratagene common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.4 million shares of Stratagene common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships and the remaining shares of Stratagene common stock held by the other stockholders of Stratagene prior to the Hycor merger may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act. The sale by Stratagene’s current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of the Stratagene common stock.

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

     In order to meet the needs of its customers, Stratagene must develop a broad spectrum of products. To build a product line, it is sometimes advantageous or necessary to license technologies from third parties. As a result, Stratagene believes its ability to license new technologies from third parties is and will continue to be important to its ability to offer new products. Approximately 53% and 58% of Stratagene’s revenues for the first nine months of 2004 and for all of 2003, respectively, were attributable to products manufactured or sold under licenses from third parties.

     From time to time, Stratagene is notified or becomes aware of patents held by third parties that are related to technologies Stratagene is selling or may sell in the future. After a review of these patents, Stratagene may decide to obtain a license for these technologies from these third parties. Stratagene can give no assurances that it will be able to negotiate licenses on commercially reasonable terms, or at all.

     Stratagene’s ability to gain access to technologies needed for new products and services depends in part on its ability to convince inventors that it can successfully commercialize their inventions. Stratagene can give no assurances that it will be able to continue to identify new technologies developed by others or that it will be able to negotiate licenses on commercially reasonable terms, or at all.

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

     In connection with the completion of its audit of, and the issuance of an unqualified report on, Stratagene’s financial statements for the year ended December 31, 2002, Deloitte & Touche LLP issued a management letter identifying the absence of qualified senior accounting personnel within Stratagene’s finance department during parts of 2002 and 2003 as a reportable condition pursuant to standards established by the American Institute of Certified Public Accountants. A “reportable condition” is a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Dr. Sorge served as Stratagene’s chief financial officer from the resignation of Stratagene’s former chief financial officer in September 2002 until the completion of the Hycor merger in June 2004 Dr. Sorge does not have a degree in accounting or a certified public accountant’s license. In addition, Stratagene did not have a director of accounting from May 2003, when its former director of accounting resigned, until May 2004. In its management letter, Deloitte & Touche LLP indicated that this lack of qualified senior staffing in Stratagene’s finance department had resulted in a diminished ability to record, process, summarize and report financial data on a timely and accurate basis. Deloitte & Touche LLP recommended that Stratagene hire qualified senior accounting personnel, including a chief financial officer and a director of accounting, to ensure that accounting information and records are prepared and reviewed in a timely manner.

     As disclosed in the Company’s registration statement on Form S-4 relating to the Hycor merger transaction, Stratagene stated that it intended that Reginald P. Jones, the then chief financial officer of Hycor, would become the chief financial officer of the Company following the merger and that the Company would also hire a director of finance. In connection with the closing of the merger transaction with Hycor in June 2004, Reginald P. Jones became the chief financial officer of the Company. In addition, in May 2004 the Company hired a new director of finance.

     Intellectual property litigation could seriously harm Stratagene’s business.

     Litigation involving patents and other intellectual property rights is pervasive in the biotechnology industry. Stratagene is aware that patents have been applied for and in some cases issued to others claiming technologies that are closely related to its own technology. While Stratagene takes steps to avoid infringing the patents of other parties, Stratagene cannot assure you that it will not be found to infringe these patents or other proprietary rights of third parties. As a result, Stratagene periodically receives notices of potential infringement of patents held by others. Although Stratagene has generally been successful in resolving these types of claims, it may not be able to do so in the future.

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

     Recently, Stratagene has been involved in patent disputes with third parties, a number of which remain unresolved. For example, Stratagene is involved in litigation with Invitrogen Corporation regarding patents relating to specified reverse transcriptase enzymes and certain competent cell products. Stratagene is also involved in litigation with Third Wave Technologies relating to certain assays for detection of nucleic acids. Stratagene is also involved in litigation with Invitrogen Corporation and Takara Bio regarding one of Stratagene’s patents related to polymerase blend products. As part of their patent infringement claims in these matters, the litigants are seeking monetary damages and attorneys’ fees. At the present time, Stratagene is unable to quantify the probability or extent of any potential monetary recovery or exposure with respect to these matters.

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

     Including sales made by Stratagene’s subsidiaries and distributors, its products are currently marketed in over 45 countries throughout the world. Measured in U.S. dollars, Stratagene’s product sales outside the United States represented 26% of its total sales for the nine months ended September 30, 2004. In addition, approximately 13% of its total sales for the nine months ended September 30, 2004 were for products exported from the United States. Stratagene expects that international sales will continue to account for a significant percentage of its revenues for the foreseeable future, in part because Stratagene intends to expand its international operations. There are a number of risks arising from Stratagene’s international business, including:

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

     Stratagene maintains manufacturing facilities in San Diego, California, Garden Grove, California and in the Austin, Texas area. Damage to these facilities due to fire, earthquake or other natural disaster, power loss, unauthorized entry or other events could cause an interruption in the production of Stratagene’s products. Stratagene does not have or plan to obtain earthquake insurance. In late 1999 and early 2000 Stratagene opened a manufacturing facility outside of Austin, Texas and moved over 100 jobs to that location. During the transition process, Stratagene lost some key personnel who were important to certain manufacturing processes. As a result, Stratagene was unable to manufacture certain products for a period of three to six months. Many of the customers who wanted to purchase the affected products during this period switched to other suppliers and Stratagene found it difficult to reacquire these customers once it was able to manufacture the products again. Accordingly, Stratagene believes that a prolonged interruption in its manufacturing operations could have a material adverse impact on Stratagene’s ability to effectively operate its business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Stratagene’s financial instruments include cash and cash equivalents, investments and long-term debt. At September 30, 2004, the carrying values of its financial instruments approximated their fair values based on current market prices and rates.

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

     Stratagene’s international sales expose it to foreign currency risk in the ordinary course of its business. Approximately 22% and 25% of Stratagene’s revenue for the nine months ended September 30, 2004 and 2003, respectively, was generated by its foreign subsidiaries. The foreign subsidiaries sell products in various local currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, Stratagene is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the foreign subsidiaries’ income statements are translated from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in Stratagene’s consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the three and nine months ended September 30, 2004, the net impact to Stratagene’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $0.5 million and $1.5 million, respectively, when compared to the exchange rates for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2004, the net impact to Stratagene’s reported operating expenses from the effect of exchange rate fluctuations was an increase of approximately $0.4 million and $1.3 million, respectively, when compared to rates for the three and nine months ended September 30, 2003.

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

     Stratagene manages its foreign currency exposure over a maximum of 12 months. At September 30, 2004 and 2003, Stratagene had outstanding foreign currency exchange contracts, maturing through December 2004 and 2003, with contract amounts of $3.6 million and $16.4 million, respectively. The Company entered into its 2004 contracts during the third quarter of 2003 and does not plan on entering into its 2005 contracts until the fourth quarter of 2004.

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

     Interest Rates

     Stratagene’s cash and cash equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. Stratagene limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at September 30, 2004, the Company believes that a 10% rise or fall in interest rates would have had no material impact on its financial statements.

     The following table shows the average interest rate for the three and nine months ended September 30, 2004 for each of Stratagene’s long-term debt obligations:

	Average Interest Rate for	Average Interest Rate for
	the Three Months Ended	the Six Months Ended
Long-term Debt Obligations	September 30, 2004	September 30, 2004
Term debt	5.41%	5.15%
Reducing revolving line of credit	4.16%	3.85%
Industrial revenue bonds	1.32%	1.33%

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

     In connection with the closing of the merger transaction with Hycor in June 2004, Reginald P. Jones became the chief financial officer of the Company. In addition, in May 2004 the Company hired a new director of finance. As a result of the hiring of Reginald P. Jones as the Company’s new chief financial officer in connection with the closing of the merger and the other additions made to the Company’s finance department in 2004, the Company is confident that it has taken the appropriate steps to remedy the reportable condition described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding legal proceedings is contained in Note 9 to the Consolidated Financial Statements for the period ended September 30, 2004, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

Item 6. Exhibits

(a)	Exhibits.

Exhibit
Number	Description
10.1	Amendment No. 1 to Credit Agreement dated as of May 26, 2004, by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Manufacturing, L.P. and BioCrest Holdings, L.L.C.

10.2	Amendment No. 2 to Credit Agreement dated as of September 28, 2004, by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Manufacturing, L.P. and BioCrest Holdings, L.L.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATAGENE CORPORATION

Date: November 12, 2004	By:	/s/ Joseph A. Sorge, M.D.

Joseph A. Sorge, M.D.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	By:	/s/ Reginald P. Jones.

Reginald P. Jones
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)