Form 10-K
period 2004-12-31
STRATAGENE  CORP
filed 2005-03-31
CIK 1108674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of June 30, 2004, the last day of the registrant’s second fiscal quarter of fiscal 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $64.1 million, based on the last reported sale price on the preceding business day. Shares of common stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant’s common stock as of March 24, 2005 was 22,037,743

     DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by Part III of this Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case not later than 120 days after December 31, 2004.

STRATAGENE CORPORATION

Annual Report on Form 10-K

i

PART I.

     Item 1. Business

Overview

     Stratagene Corporation and subsidiaries, which we refer to collectively as Stratagene or the Company, develop and manufacture biological products and instruments designed to improve the speed and accuracy of life sciences research and medical diagnosis. Stratagene markets its products to researchers at academic and government institutions and pharmaceutical, biotechnology and industrial companies, in the U.S. and internationally. These researchers use Stratagene’s products to identify genes and proteins, study how cells are regulated by genes and proteins, determine the molecular mechanisms of health and disease, search for new drug therapies, develop diagnostic tests, and test the safety of compounds used in food and pharmaceuticals.

     Stratagene engages in business activity in two operating segments: Research Supplies and Medical Diagnostics. The Company has marketed and sold its Research Supplies products for over 20 years, while the Medical Diagnostics products are a new addition to Stratagene’s product portfolio as a result of a merger with Hycor Biomedical Inc., or Hycor, in June 2004.

     Stratagene’s Research Supplies products incorporate a diverse range of molecular biology technologies used for gene transfer, gene and protein expression, gene cloning, protein and gene functional analysis, nucleic acid and protein purification and analysis, microarrays, DNA replication and nucleic acid quantification. Stratagene’s Medical Diagnostics products focus on allergy and autoimmune testing and urinalysis products. The Company’s Research Supplies products are manufactured in its facility near Austin, Texas, while its Diagnostics products are manufactured in its Garden Grove, California facility.

     Stratagene’s Research Supplies segment offers a broad portfolio of products in each of the following three market categories:

•	Gene Analysis: Stratagene’s gene analysis products, which accounted for 51.3%, 59.2%, and 54.9% of total revenue in 2004, 2003 and 2002, respectively, help researchers study gene activity, genetic code sequences, and gene dosage; as well as allow the purification and amplification of nucleic acid sequences,

•	Protein Analysis and Cell Biology: Stratagene’s protein analysis and cell biology products help researchers study signaling pathways within and between cells and tissues; create, purify and measure proteins; and change the chemical composition of proteins. These products accounted for approximately 15.2%, 15.1% and 15.3% of total revenue in 2004, 2003 and 2002, respectively.

•	Gene Discovery: Stratagene’s gene discovery products, which accounted for approximately 11.4%, 17.1% and 23.3% of total revenue in 2004, 2003 and 2002, respectively, help researchers discover genes or find variations within DNA and RNA compositions.

     Stratagene’s Medical Diagnostics segment, which reflects sales from the date of the Hycor merger in June 2004 and, accordingly, does not reflects a full year of results, offers products in the following areas:

•	Urinalysis: The KOVA™ Microscopic Urinalysis System is the Company’s largest product line in the Medical Diagnostics segment, accounting for approximately 7.4% of total revenue for 2004. The KOVA System provides laboratories with the capability to perform uniform and reliable microscopic analyses of urine specimens. It is composed of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

•	Allergy: The Company’s allergy diagnostic product line, which accounted for approximately 6.8% of total revenue for 2004, is a complete line of radioimmunoassay, or RIA, and enzymatic immunoassay, or EIA, procedures to test for specific allergies to more than 1,000 different allergens such as grasses, weeds, trees, epidermals (i.e., animal hair), dust, dust mites, molds, and foods. The Company also offers general screening tests. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, the Company’s products permit a physician to diagnose allergies by testing a sample of the patient’s blood for the presence of the specific IgE or IgG antibody, which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort.

•	Autoimmune: The Company’s autoimmune diagnostic product line, which accounted for approximately 1.2% of total revenue in 2004, includes tests utilized for the diagnosis and monitoring of autoimmune disorders such as rheumatoid arthritis and systemic lupus erythematosus among others. Autoimmune diseases may be systemic or organ-specific and the need for this type of diagnostic testing is expected to increase as the population ages and primary care physicians are educated about autoimmune diseases. The Company’s tests are based on enzyme immunoassay technology in a microplate format. Unlike traditional methods like immunofluorescence, which requires a dedicated and highly trained technologist to read slides manually through a microscope one at a time, the Company’s products can be automated either on the Company’s HY-TEC instruments or on general microplate processors.

The Company’s allergy and autoimmune product lines also include the HY-TEC 480 and HY-TEC 288 automated diagnostic systems which provide clinical laboratories with significant productivity improvement capabilities. The HY-TEC systems include the instruments, software, and test reagents necessary to perform allergy and autoimmune testing. The Company places a large percentage of the HY-TEC systems on a “reagent rental” basis. A “reagent rental” transaction, common to the diagnostic market, involves the placement of an instrument in the laboratories of customers that pay for the system over an agreed contract period through the purchase of test reagents. The Company’s HY-TEC reagent rental program is similar in that instruments are typically placed in use with direct customers and paid for over an agreed contract period through the purchase of test reagents, but also includes the sale of some instruments to distributors and direct customers. The typical contract period for the HY-TEC reagent rental is between 3 and 5 years. The instruments that are sold to distributors are sold with a minimal gross profit to assist them with their instrument placements, with the expectation that the Company will earn a profit on the subsequent sales of reagents necessary to operate the instrument.

     Stratagene believes that its competitive strengths position it to compete effectively within the life sciences research and medical diagnostics products market. These strengths include innovative product research and development, a diverse intellectual property portfolio, a dedication to quality and customer service, effective sales and marketing, and an experienced management team.

Research and Development

     Stratagene believes that it has a strong scientific team. As of December 31, 2004, Stratagene’s research and development department had 65 employees, 25 of whom have Ph.Ds or M.Ds. Stratagene’s employees actively stay abreast of scientific and industry developments in an effort to identify and acquire innovative technologies from researchers and research institutions throughout the world. As of December 31, 2004, Stratagene owned approximately 160 patents and had approximately 190 patent applications pending. Stratagene spent $10.8 million, $10.5 million and $10.5 million on proprietary research and development activities during fiscal 2004, 2003 and 2002, respectively.

     Stratagene’s core strengths are in the areas of molecular biology, including gene cloning, gene expression and gene libraries. Stratagene has focused research groups in DNA replication factors, nucleic acid and protein purification, E. coli and mammalian genetics, polymerase chain reaction (PCR) and quantitative PCR (QPCR), ribonucleic acid interference (RNAi), proteomics, microarrays and bioinformatics.

Sales and Marketing

     Stratagene currently markets its products in over 45 countries worldwide. Stratagene sells its products directly to customers in the U.S., Canada, Germany, France, Japan, the United Kingdom and 14 other countries. In addition, Stratagene uses specialized distributors to market its products in more than 25 other countries. As of December 31, 2004, Stratagene employed 112 highly trained and skilled people in its sales and marketing department to market its products and provide customer technical support and service. Over 60% of Stratagene’s sales and marketing staff have degrees in biological sciences and over 40% have advanced degrees.

     Stratagene’s customers include most major pharmaceutical and biotechnology companies, including Merck, Pfizer, Amgen and Genentech. Stratagene also serves almost all academic research laboratories, including the United States National Institutes of Health, Harvard University, Stanford University and the University of California system. Additionally, Stratagene serves the two largest reference laboratories in the United States, Quest Diagnostics and Laboratory Corporation of America (LabCorp). Quest Diagnostics standardizes their member and managed laboratories on the Company’s KOVA-Trol urinalysis controls, and Stratagene is the prime allergy testing vendor to LabCorp. As a result of its long history of providing products to the molecular biology research and diagnostics markets, Stratagene enjoys a high degree of brand awareness.

     Due to the highly technical nature of its products, Stratagene employs and trains scientists to work as technical sales representatives. Each technical sales representative has an extensive background in molecular biology, including time spent in the laboratory doing research prior to being hired by the sales department. To guide the professional training of Stratagene’s technical sales representatives, Stratagene has developed a comprehensive product training and consultative selling skills curriculum called Stratagene University. Technical sales representatives matriculate through a series of courses to increase their product knowledge and develop the skills necessary to assist customers in making informed buying decisions. Strong consultative skills, in-depth product knowledge and a thorough understanding of molecular biology techniques and the research process allow Stratagene’s sales representatives to become advisors, acting in a consultative role with their customers. Stratagene’s technical sales representatives also seek to identify unmet market needs and opportunities for licensing and product development.

     Stratagene’s marketing departments in San Diego, California and Garden Grove, California combine various types of advertising media and methods to inform customers of new product developments and enhancements to existing products. Stratagene advertises in many prominent scientific journals, periodically publishes a product catalog, distributes quarterly Strategies newsletters and conducts direct mail campaigns to researchers in the U.S. and Europe. Stratagene also reaches a broad range of scientists by presenting at scientific seminars and exhibiting at scientific meetings.

     Stratagene’s web site allows researchers to learn about new products, view an on-line catalog, place orders, download technical manuals and vector sequences, read Stratagene’s newsletter and subscribe to monthly announcements about new products and other pertinent scientific information. In December 2004, the Stratagene web site logged approximately 143,000 visits. Stratagene currently accepts orders on-line and is working to make its entire order fulfillment and billing processes available to its customers electronically. As a result, Stratagene expects to be fully able to support its customers as they seek to shift their purchasing from current conventional procurement processes to e-commerce over the Internet.

Manufacturing

     Stratagene maintains manufacturing facilities in San Diego, California, Garden Grove, California, the Austin, Texas area and Edinburgh, Scotland. In June 2004, Stratagene decided to move its remaining manufacturing operations at the San Diego facility to its Texas facility. The move is expected to be completed by the end of the first quarter of 2005. Stratagene’s Garden Grove and Edinburgh facilities support its Medical Diagnostics products, while its Texas facility supports the Research Supplies products. Stratagene has distribution and warehouse facilities in Scotland, Germany, the Netherlands and Japan. Stratagene also provides instrument service capabilities in its sites in Texas, Germany and the Netherlands. Manufacturing at both the California and Texas facilities are supported by an integrated planning, purchasing and warehousing system, which includes incoming materials inspection and quality assurance testing. New product introductions, and existing product and process improvements are supported by a biological process improvement department within the manufacturing sector. All products must meet or exceed rigid quality control testing specifications.

     The Company’s Garden Grove facility is registered as a manufacturer of medical devices and a licensed biological manufacturer with the Food and Drug Administration, or FDA. To comply with FDA requirements, the Company must manufacture its Medical Diagnostics products in conformance with the FDA’s medical device Good Manufacturing Practice regulations. The Company’s existing Medical Diagnostics products are also subject to certain pre-market notification requirements of the FDA.

Patents and Proprietary Technologies

     Stratagene considers the protection of its proprietary technologies and products to be important to the success of its business. Stratagene relies on a combination of patents, licenses, trade secrets and trademarks to establish and protect its proprietary rights in its technologies and products. Stratagene’s product portfolio includes many products in which it has a proprietary interest. As of December 31, 2004, Stratagene owned approximately 160 patents and had approximately 190 patent applications pending. Additionally, Stratagene has entered into over 60 licenses with academic, government or commercial entities, which provide it with access to additional technologies. To stimulate growth, Stratagene continued to invest in excess of 12% of revenues in research and development during each of the prior two years. This investment in research and development is designed to continue an accelerated rate of new intellectual property creation.

     Generally, patents issued in the U.S. have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995 and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Stratagene’s material patents expire at various times between 2010 and 2017. As the publication of discoveries in the scientific and/or patent literature tends to lag behind actual discoveries by at least several months, there may be patent applications or scientific discoveries Stratagene is not currently aware of. Accordingly, Stratagene cannot assure you that patents will issue from any of its patent applications or from applications licensed to it.

     Stratagene’s success depends to a significant degree upon its ability to develop proprietary products and technologies. It is important to Stratagene’s success that it adequately protects its intellectual property associated with these products and technologies. Stratagene intends to continue to file patent applications as it develops new products and technologies. Patents provide some degree of protection for Stratagene’s intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and expensive. See “Factors that May Affect Future Results — Inability to Secure and Maintain Intellectual Property Protection for Stratagene’s Products and Technologies Could Adversely Affect Stratagene’s Ability to Compete” and “— Intellectual Property Litigation Could Seriously Harm Stratagene’s Business.”

Technology Licensing

     Products accounting for approximately 50% of Stratagene’s total revenues in 2004 were sold pursuant to license agreements. Under these agreements, Stratagene pays royalties to the licensor based upon a percentage of the sales of the products containing or utilizing the licensed technology and/or intellectual property rights. Stratagene believes that its ability to license new technologies from third parties is and will continue to be important to its ability to offer new products.

     There can be no assurance that Stratagene will be able to continue to successfully identify new technologies developed by others. Even if Stratagene is able to successfully identify new technologies of interest, it may not be able to negotiate a license on favorable terms, or at all. See “Factors that May Affect Future Results — Failure to License New Technologies Could Impair Stratagene’s New Product Development.” Some of Stratagene’s licenses may not run for the life of the applicable patent. Stratagene may not be able to renew its existing licenses on favorable terms, or at all. If Stratagene loses its rights to patented technology, it may need to redesign its products or it may lose a competitive advantage. Potential competitors could license technologies that Stratagene fails to license and potentially erode its market share for certain products. See “Factors that May Affect Future Results — Stratagene May Not be able to Renew its Existing Licenses, which Could Prevent Stratagene from Selling Some of its Products.”

Competition

     The markets for Stratagene’s products are highly competitive. Stratagene expects the intensity of competition to increase. Stratagene’s principal competitors in the Research Supplies segment consist of the following:

•	Invitrogen Corporation

•	GE (Amersham Pharmacia Biotech)

•	Promega Corporation

•	New England Biolabs

•	Qiagen

•	Roche Molecular Systems

•	Applera (Applied Biosystems)

•	Techne

•	Biorad

     The Company’s Medical Diagnostics product lines have several different competitors. The KOVA Microscopic Urinalysis System has significant competition from at least two national diagnostic product manufacturing and distribution companies that market products that perform similar functions. Management believes that the Company is the leading supplier of standardized microscopic urinalysis systems.

     Pharmacia, Inc. and Diagnostic Product Corporation have products that compete with the Company’s allergy diagnostic products.

     Many of Stratagene’s competitors have greater financial, operational and sales and marketing resources and more experience in research and development than Stratagene. These competitors and other companies may have developed or could in the future develop new technologies that compete with Stratagene’s products or which could render its products obsolete. See “Factors that May Affect Future Results — The Markets for Stratagene’s Products are Extremely Competitive and Subject to Rapid Technological Change and If Stratagene Fails to Compete Effectively, Its Business May Suffer.”

     Stratagene believes that customers in its markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, there is a significant competitive advantage in being the first to introduce a new product to market. Accordingly, Stratagene believes that to compete effectively, it will need to consistently be first to market with innovative new research products and services. See “Factors that May Affect Future Results — Stratagene’s Future Success Depends on the Timely Introduction of New Products and the Acceptance of These New Products in the Marketplace.”

Government Regulation

     Stratagene’s Research Supplies products are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which it operates, including those governing the handling and disposal of hazardous wastes and other environmental matters. Stratagene’s research and development activities involve the controlled use of small amounts of hazardous materials, chemicals and radioactive compounds. Although Stratagene believes that its safety procedures for handling and disposing of such materials comply with applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Stratagene could be held liable for resulting damages. Any such liability could have a material adverse effect on Stratagene. However, Stratagene does not expect that compliance with the governmental regulations to which it is subject will have a material effect on its capital expenditures, earnings or competitive position.

     Stratagene’s Medical Diagnostics products are indirectly affected by government regulations directed towards containing the cost of medical services and limiting the amount of reimbursement to service providers. These types of regulations, which are applicable to both domestic and international markets, will tend to limit growth rates in the Company’s target markets for these products. The Company’s products, including the HY-TEC automated diagnostic system, are designed to provide a cost effective solution to service providers, thereby aiding in the cost containment efforts. However, the Company cannot predict the long-term effect on revenue growth resulting from these regulations.

     The Company’s Garden Grove facility is registered as a manufacturer of medical devices and a licensed biological manufacturer with the FDA. To comply with FDA requirements, the Company must manufacture its products in conformance with the FDA’s medical device Good Manufacturing Practice regulations. The Company’s existing Medical Diagnostics products are also subject to certain pre-market notification requirements of the FDA.

     The receipt, use, and disposal of radioactive materials are subject to licensing requirements of the Nuclear Regulatory Commission, or NRC. The Company holds a radioactive materials license from the NRC for its radioactive labeling activities and its facilities are inspected periodically by the NRC.

     The Company would be adversely affected if it were unable to maintain its governmental licenses or continue to comply with applicable federal and state regulations, but the Company does not expect this to occur. The Company cannot predict whether future changes in government regulations might substantially increase compliance costs, adversely affect the time required to develop and introduce products, or limit or preclude the sale of its new products.

Employees

     As of December 31, 2004, Stratagene employed 467 persons, of whom 55 hold Ph.D. or M.D. degrees. As of that date, 65 employees were engaged in research and development, 112 in sales and marketing, 220 in manufacturing and 70 in supporting business development, information services, intellectual property, legal, finance, human resources and other functions. None of Stratagene’s employees are covered by collective bargaining agreements and Stratagene believes that it maintains good relations with its employees.

Available Information

     Our Internet address is www.stratagene.com. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

     Item 2. Properties

     At December 31, 2004, the Company had the following facilities:

     Owned Facilities

•	Stratagene owns approximately 42 contiguous acres in the Austin, Texas area, where during 1998 and 1999 it constructed an 85,000 square foot facility to support product manufacturing activities, warehousing and distribution of its Research Supplies products.

•	Stratagene also owns an approximately 6,000 square foot facility in Jackson Hole, Wyoming, operated exclusively for research and development activities.

     Leased Facilities

•	San Diego, California – This facility is approximately 47,000 square feet and serves as the Company’s headquarters, as well as its base for marketing and product support operations and research and development activities. This lease expires in September 2008 and Stratagene has the right to renew this lease for an additional five-year period.

•	Garden Grove, California – This approximately 76,000 square foot facility is where the Company manufactures its Medical Diagnostics products. The lease has a ten-year term and expires in December 2007.

•	Amsterdam, the Netherlands – This facility is approximately 7,300 square feet and supports European sales and distribution of the Company’s Research Supplies products. The lease expires in August 2007.

•	Ontario, Canada – This facility is approximately 2,200 square feet and supports research and development. This lease expires in September 2005.

•	Tokyo, Japan – This location has a small facility to support new sales and distribution channels in Asia, as well as a warehouse. The leases for this facility cover approximately 2,500 square feet of space and expire in August 2006 and August 2007, respectively.

•	Kassel, Germany – This facility is approximately 12,900 square feet and is used for packaging, warehousing, and distributing the Company’s Medical Diagnostics products. This lease expires in March 2007.

•	Edinburgh, Scotland – This facility is approximately 7,000 square feet and supports research and development, manufacturing, warehousing, and distributing the Company’s Medical Diagnostics products. This lease expires in September 2006.

     In management’s opinion, the Company’s facilities and equipment are adequately maintained, in good operating condition and adequate for the Company’s present needs. The Company upgrades and modernizes its facilities and equipment and expands its facilities as necessary to meet customer and regulatory requirements.

     Item 3. Legal Proceedings

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

     Takara Bio

     In November 2002, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Takara Bio with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction, monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Takara filed a counterclaim in a separate action in the United States District Court for the Southern District of California. By its counterclaim, Takara seeks joint ownership of Stratagene’s ‘772 patent. In June 2003, Stratagene successfully moved to transfer the California action to Maryland. In August 2003, the Maryland district court denied Takara’s motion to dismiss or transfer the complaint, and the cases have been consolidated for pretrial and trial. The parties entered into a joint stipulation, effective as of December 1, 2004, to stay the proceedings to continue to pursue settlement of this action. No trial date is currently set.

     Third Wave Technologies

     In September 2004, Stratagene was sued by Third Wave Technologies, Inc. in the United States District Court for the Western District of Wisconsin. The complaint alleges that Stratagene infringes United States patent nos. 6,348,314 and 6,090,543, and has induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale or selling assays employing cleavage of nucleic acids. Third Wave seeks a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it does not infringe a valid or enforceable claim of either patent. Stratagene has also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. Stratagene is seeking an award of its fees and costs incurred in defending itself in this action.

     Applera Corporation

     In November 2004, Stratagene received notice of a patent infringement suit filed by Applera Corporation against it and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. In December 2004, Stratagene filed its answer to the complaint responding that it does not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. An estimate of the possible loss or range of loss cannot be made at this time and Stratagene is unable to determine whether the outcome of the litigation could have a material impact on its results of operations or financial condition in any future period.

     Ariadne Genomics

     In March 2005, the Company filed a demand for arbitration against Ariadne Genomics for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement (the "Agreement") between the parties. In particular, Stratagene seeks to confirm that it holds the exclusive right to market, sell and distribute the software products covered by the Agreement and all upgrades thereof in any country or territory in the world, except Japan, for the duration of the term of the Agreement. Further, Stratagene seeks to confirm that it is the party entitled to ownership and use of the trademark "Pathway Assist" or, alternatively, that neither party may use that name. The matter is currently pending before the American Arbitration Association of San Diego, California; the respondent has not yet filed an answering statement or any cross claims.

     Other Legal Matters

     Pursuant to the terms of a litigation settlement in 2002, Stratagene is entitled to receive 35,290 shares of a European company. Stratagene received 11,763 shares in August 2004 and an additional 11,764 shares in September 2004. These shares were sold and converted into cash upon receipt, resulting in a gain of approximately $664,000 in other income during the quarter ended September 30, 2004. Because of uncertainties in the collectibility of the remaining 11,763 shares, the Company has not recorded any gain related to these remaining shares as of December 31, 2004.

     Item 4. Submission of Matters to a Vote of Security Holders

          During the fourth quarter of the fiscal year ended December 31, 2004, there were no matters submitted to a vote of security holders.

PART II.

     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Market Price of Common Stock

     Stratagene’s common stock trades on The Nasdaq Stock Market’s National Market under the symbol STGN. The following table sets forth the range of high and low trading prices for the common stock for the periods indicated as reported on the Nasdaq National Market. Stratagene’s common stock did not begin trading on the Nasdaq National Market until June 3, 2004, therefore, there is no information provided for the first quarter of 2004. The prices do not include retail markups, markdowns, or commissions.

Year Ended December 31, 2004	High	Low
2nd Quarter (commencing June 3, 2004)	$12.00	$7.51
3rd Quarter	$8.53	$5.90
4th Quarter	$8.10	$6.00

     On March 24, 2005, the last reported sale of the Company’s common stock on the Nasdaq National Market was $8.05. There were 891 stockholders of record as of March 24, 2005 with 22,037,743 shares outstanding. No dividends have been paid to Stratagene stockholders during the past five years, and the Company has no current intentions of paying cash dividends in the foreseeable future. The Company’s credit facilities also restrict the payment of dividends. Prior to June 2, 2004, the Company’s financials were presented on a combined basis with BioCrest Holdings, LLC, or BCH, since BCH was in common control with Stratagene and substantially all of the BCH membership units were held by certain Stratagene shareholders. The members of BCH did receive distributions. However, since Stratagene acquired the BCH assets on June 2, 2004, no further distributions have been made.

     Item 6. Selected Financial Data

     The following selected historical consolidated financial data as of and for the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004, presented below under the captions “Operating Results” and “Financial Position,” have been derived from our audited consolidated financial statements as of those dates and for those periods. The selected historical consolidated financial data and notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002	2001	2000(a)
	(In thousands, except per share data)
Operating Results(d)
Product sales	$84,813	$69,703	$64,512	$59,955	$54,979
Net income	7,438	3,252	505	731	1,984
Basic earnings per share	0.39	0.21	0.03	0.04	0.13
Diluted earnings per share	0.39	0.21	0.03	0.04	0.13
Weighted average shares outstanding — basic	19,308	15,633	15,634	15,640	15,594
Weighted average shares outstanding — diluted	19,313	15,633	15,634	15,640	15,838

	Year Ended December 31,
	2004	2003	2002	2001	2000
Financial Position
Working capital	$17,899	$9,485	$6,172	$6,922	$5,664
Net property and equipment	12,112	10,321	11,186	11,583	12,474
Total assets(b)	80,332	38,588	34,198	34,229	33,525
Total debt	9,707	30,381	30,469	31,411	32,404
Total stockholders’ equity (deficit) (c)	55,160	(5,947)	(8,248)	(7,306)	(7,637)

(a)	2000 net income includes credits of $584,307 in stock compensation charges in connection with phantom stock rights and phantom stock option rights.

(b)	Includes goodwill of approximately $27,234,000 resulting from the merger with Hycor in June 2004.

(c)	Includes distributions to BCH members of $476,280, $544,707, $809,909, $400,000, and $400,000 for the years ended December 31, 2004 through 2000, respectively. Stratagene did not pay any dividends during these periods.

(d)	Earnings per share information for the years ended December 31, 2000 through 2003 has been calculated assuming the acquisition of substantially all of the assets of BioCrest by Stratagene had occurred at the beginning of the first period presented, by dividing the respective net income by the weighted average shares of Stratagene common stock for the respective period.

     Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations

     The following information should be read in conjunction with the financial statements and the related notes included in Item 8 of Part II of this Annual Report on Form 10-K and with the financial statements. The financial information for Stratagene includes the accounts and balances of Stratagene Corporation and subsidiaries on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries since Stratagene’s acquisition of Hycor on June 2, 2004.

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K contain forward-looking statements and include assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. The Company’s actual results could differ materially from those expressed in or implied by these forward-looking statements as a result of various factors, including those set forth below under the caption “Factors that May Affect Future Results.”

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

     Stratagene develops and manufactures biological products and instruments designed to improve the speed and accuracy of life sciences research and medical diagnosis. Stratagene markets its products to researchers at academic and government institutions and pharmaceutical, biotechnology and industrial companies, in the U.S. and internationally. These researchers use Stratagene’s products to identify genes and proteins, study how cells are regulated by genes and proteins, determine the molecular mechanisms of health and disease, search for new drug therapies, develop diagnostic tests, and test the safety of compounds used in food and pharmaceuticals.

     Stratagene engages in business activity in two operating segments: Research Supplies and Medical Diagnostics. The Company has marketed and sold its Research Supplies products for over 20 years, while the Medical Diagnostics products are a new addition to Stratagene’s product portfolio as a result of the merger with Hycor Biomedical Inc. in June 2004.

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

BCH Asset Acquisition

     Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene of approximately $5.4 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH are under common control, with substantially all of the BCH membership units held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the year ended December 31, 2004, Stratagene’s financial statements are presented on a consolidated basis, which represents a change in reporting entity under Accounting Principles Board Opinion 20, Accounting Changes. Previously combined statements are now presented on a consolidated basis as a result of the transaction. There is no change to income for previous periods presented on a combined basis. For income tax purposes, this transaction is considered a taxable pooling. The financial statements reflect net deferred tax assets of $875,000 for differences between the tax and book bases of assets and liabilities acquired by Stratagene.

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

     As part of the acquisition of BCH, Stratagene acquired BCH’s interests in its subsidiaries, which include Phenogenex, LLC, or Phenogenex, Iobion Informatics, LLC and subsidiaries, which the Company refers to collectively as Iobion, and an investment in the joint venture consisting of a 49% interest in a limited partnership that operates a research lab. The investment in a joint venture is accounted for under the equity method.

     At the time of the acquisition, Stratagene owned 100% of Phenogenex and approximately 78% of Iobion. The remaining 22% interest in Iobion was held by two individuals, one of which is now an employee of Iobion and the other is a consultant to the Company. In October 2004, the Company purchased the remaining 22% outstanding membership interests in Iobion owned by these individuals. As a result of the purchase of these minority interests, Stratagene now owns 100% of Iobion. Total cash consideration of $330,000 was paid and was recorded to intangible assets based on the fair value of the assets and liabilities acquired.

Basis of Presentation

     The financial information of the Company has been presented on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries since Hycor was acquired by the Company on June 2, 2004. The financial information also includes the results of operations of BCH, whose assets were acquired by the Company on June 2, 2004 and accordingly is presented on a consolidated basis for all periods (See Note 3 to financial statements).

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

     Revenue Recognition

     Revenue from research supplies, diagnostic and basic instrumentation product sales is recognized under the provisions of Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, which is generally when products are shipped, title has transferred and risk of loss has passed. In accordance with Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, for instrumentation products where software is a key component, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped and title has transferred. When contractual acceptance clauses exist, revenue is recognized upon satisfaction of such clauses. Contract research service revenues are earned and recognized in accordance with contract provisions. Government grant revenues related to research activities are recognized when earned, generally as related research activities occur. Amounts received in advance of performance or acceptance are recorded as deferred revenue.

     The following table summarizes the types of deferred revenue and the timing of when that revenue is recognized:

Type of deferred revenue	When recognized
Extended warranty or maintenance agreements	Recognized over the term of the contract, generally 12 months. In most cases, these contracts were sold at the time of product purchase and the recognition of revenue begins after the warranty period, which is generally one year.

License agreements.	Recognized over the term of the agreement, generally 12 months.

     The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of December 31 for each year presented:

Type of deferred revenue	2004	2003
Extended warranty, installation or maintenance agreement	49%	81%
License agreements	51%	19%

Total deferred revenue	100%	100%

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

     Inventories

     Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Stratagene regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on an estimated forecast of product demand and production requirements. Stratagene’s losses from disposal of excess or obsolete inventory have historically been within expectations and the provisions established. However, Stratagene’s estimates of future product demand may prove to be inaccurate, in which case Stratagene may have understated or overstated the provision required for excess and obsolete inventory. In addition, rapid technological change or new product development could result in an increase in the quantity of obsolete inventory on hand. In the future, if Stratagene’s inventory is determined to be overvalued, it would be required to recognize such costs in its cost of products sold at the time of such determination. Likewise, if Stratagene’s inventory is determined to be undervalued, it may have over-reported its cost of products sold in previous periods and would be required to recognize such additional operating income at the time of sale.

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

     Deferred Taxes

     Stratagene’s deferred tax assets relate primarily to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Stratagene evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes.

     Long-lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 142, Goodwill and Intangibles, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These Statements require that long-lived assets and certain identifiable intangible assets be reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. With the acquisition of Hycor in the second quarter of 2004, Stratagene has substantial amortizable and non-amortizable long-lived assets (including goodwill) that are reviewed for impairment quarterly and when there is an indication that the carrying value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Royalties

     Stratagene enters into license agreements in the ordinary course of its business, which require royalty payments based on specified product sales. These agreements cover the majority of Stratagene’s products. Since mid-2003, Stratagene has withheld payments to a license holder while Stratagene evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to record the estimated quarterly royalty payable under the patent license agreement and reports this amount to the license holder. Management believes the royalty payments accrued are determined in accordance with the patent license agreement. However, the Company’s calculations of royalty payments are subject to review by the license holder. Therefore, Stratagene’s financial position or results of operations could be materially affected if the license holder later determines that the royalty calculation differs significantly from the amounts recorded by Stratagene. As of December 31, 2004, the amount of accrued and unpaid royalties related to this patent license agreement was $4.1 million. The patent underlying this royalty obligation expires in the United States in March of 2005. The corresponding foreign patents will expire in 2006 and 2007. Once the patents expire, Stratagene will no longer be required to pay royalties on future product sales related to these PCR process patents, which will result in an approximately $450,000 per quarter reduction in royalty expense beginning in the second quarter of 2005 and an additional $150,000 reduction beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.

     Warranties

     Stratagene warrants certain equipment against defects in workmanship or materials for a period of one year from the date of purchase. Upon shipment of equipment sold that includes a warranty, Stratagene establishes, as part of cost of products sold, a provision for the expected costs of such warranty. While Stratagene’s warranty costs have historically not been significant, Stratagene cannot guarantee that it will continue to experience the same warranty return and repair rates that it has in the past. A significant increase in product return and repair rates could have a material adverse impact on operating results for the period or periods in which such items materialize.

     Derivative Financial Instruments

     Stratagene accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and related literature, which we refer to collectively as SFAS No. 133. Stratagene enters into derivative instruments to reduce the risk of foreign currency fluctuations; however, such derivative instruments do not qualify for hedge accounting under the provisions of SFAS No. 133. Accordingly, both unrealized and realized gains or losses resulting from changes in fair value are recognized as incurred in gain (loss) on foreign currency transactions in the consolidated income statements.

     Research and Development

     Stratagene focuses its research and development efforts on developing products that use innovative technologies in both the Research Supplies and Medical Diagnostics product lines. Research and development costs are expensed as incurred. For the years ended December 31, 2004, 2003 and 2002, Stratagene’s research and development expenses totaled approximately $10.8 million, $10.5 million and $10.7 million, respectively, and it intends to spend between 12% and 14% of its revenues on research and development activities for at least the next few years.

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

Results of Operations

     Twelve months ended December 31, 2004 compared to twelve months ended December 31, 2003

     Product Sales

     Revenue increased $15.1 million or 21.7% in 2004 compared to 2003. This increase was primarily attributable to the Company recording seven months of Hycor’s diagnostics product sales of $13.4 million as a result of the merger on June 2, 2004. Also contributing to the growth were increased sales in QPCR, Mutagenesis and Bioinformatics product sales of $8.9 million offset by declines in older technology products of $7.0 million. Sales in 2004 were also affected by the weakening dollar resulting in a positive foreign exchange impact to foreign sales of $1.7 million, or 10%, and a 2.5% increase to total worldwide revenue when compared to 2003. Stratagene expects that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.

     Gross Margin

     Gross margin decreased 1.4% from 66.8% in 2003 to 65.4% in 2004 primarily due to the blending of the lower margin diagnostic products as a result of the merger with Hycor. In March 2005, a patent under a significant royalty obligation will expire in the United States, reducing the Company’s royalty payments by approximately $450,000 per quarter beginning in the second quarter of 2005. The corresponding foreign patents will expire in 2006 and 2007, resulting in an additional $150,000 per quarter reduction beginning in the second quarter of 2006.

     Research and Development

     Research and development expenses increased $0.3 million or 2.9% in 2004 compared to 2003. This increase was due to the Company incurring seven months of Medical Diagnostics research and development expenses of $0.9 million as a result of the merger with Hycor, offset by decreased Research Supplies research and development expense of $0.6 million due to transitioning the Mx3000 effort from research and development to manufacturing in the third quarter of 2003 as well as canceling certain research and development efforts. As a percentage of product sales, research and development expenses decreased from 15.0% in 2003 to 12.7% in 2004 as a result of recognizing seven months of Diagnostics revenue of $13.4 million in 2004 as a result of the Hycor merger. Stratagene intends to continue spending approximately 12% to 14% of total revenues on research and development for at least the next few years in an effort to accelerate new product introductions.

     Selling and Marketing

     Selling and marketing expenses increased $3.0 million or 20.1% in 2004 compared to 2003. As a percentage of total revenue, selling and marketing expenses decreased slightly from 21.7% in 2003 to 21.4% in 2004. The increase in selling and marketing expenses was partially a result of incurring $2.0 million of Hycor selling and marketing expenses during the seven month period since the merger. Also contributing to the increase was the Company’s continued build up of its Japanese operations as well as an unfavorable foreign exchange impact of approximately $0.3 million. Additionally, as a result of the merger with Hycor, Stratagene recorded amortizable intangible assets related to trade names and customer contracts. These intangible assets are being amortized to selling and marketing expenses over various periods ranging from one to five years beginning in June of 2004. The related amortization expense included in selling and marketing was approximately $0.2 million for the year ended December 31, 2004. Also included is approximately $53,000 of non-cash stock compensation charges related to the amortization of unvested stock options assumed in the Hycor merger. See Note 3 to the Company’s consolidated financial statements for the year ended December 31, 2004.

     General and Administrative

     General and administrative expenses increased by $5.3 million or 48.5% in 2004 compared to 2003. As a percentage of total revenue, general and administrative expenses increased from 15.8% in 2003 to 19.3% in 2004. The increased spending was primarily due to expenses of $2.4 million related to bonuses Dr. Sorge received as a result of the merger with Hycor, $0.4 million of expenses related to increased legal fees associated with patent litigation, approximately $1.0 million of expense for additional costs related to public company oversight and seven months of general and administrative expenses related to the Hycor operations of $1.5 million, which includes approximately $0.2 million for the amortization of patents and non-cash stock compensation charges related to the unvested stock options assumed in the merger with Hycor.

     Impairment of Long-Lived Assets

     Impairment of long-lived assets decreased by $49,000 or 37.2% in 2004 compared to 2003. This expense relates to writing-off the remaining unamortized balances of patents that management believes are not recoverable.

     Other Income (Expense), Net

     Total other income, net of expense, increased by $5.3 million or 112.0% in 2004 compared to 2003. As a result of the BCH asset acquisition, Stratagene has a 49% minority interest in a limited partnership, which the Company refers to as the LP, that operates a research lab. On June 1, 2004, prior to the BCH asset acquisition by the Company, the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The consolidated financial statements for the year ended December 31, 2004 reflect a $1.8 million gain in equity in earnings of joint venture for the Company’s share of the realized gain on the sale of these assets. In addition, the Company recorded $0.2 million fewer losses from its minority interest in the LP as a result of the LP’s normal operations when compared to the same period in 2003.

     On December 23, 2004, the Company’s rights and interests in the LP were redeemed by the LP. In return, the Company received cash consideration of approximately $1.0 million and recorded a non-operating loss of approximately $0.2 million for the difference between the carrying basis in the entity on December 23, 2004 and the consideration received. As a result of the redemption transaction, the Company has rights to additional amounts realized by the LP from future royalty streams and future clinical trial revenues. These amounts will be recorded as other non-operating income in future periods when the amounts are known and the collection is assured.

     Also contributing to the net increase of other income was a reduction in interest expense of $1.9 million in 2004 compared to 2003 resulting from the repayment of long-term debt obligations as well as the refinancing of the Company’s debt obligations in the first quarter of 2004, which reduced the weighted average interest rate on outstanding borrowings. In addition, $9.0 million of convertible subordinated notes were converted into shares of Stratagene common stock in connection with the closing of the Hycor merger.

     The net increase in other income was also attributable to a gain of $0.7 million as a result of payments in 2004 from a litigation settlement in 2002, as well as a decrease in foreign currency transaction losses of $0.9 million as a result of the Company’s hedging activities.

     Income Taxes

     Stratagene recorded $3.3 million of tax expense in 2004. The effective tax rate decreased from 36.7% in 2003 to 30.5% in 2004. The change in the effective tax rate was primarily a result of BCH recording a gain in equity in earnings of a joint venture of $1.8 million related to the sale of certain assets of the joint venture, in which BCH had a minority interest. Prior to the BCH asset acquisition date, Stratagene and BCH presented their financial statements on a combined basis as a result of being under common control and because substantially all the BCH membership units were held by certain Stratagene shareholders. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members of BCH. As a result, the operations of BCH did not reflect a provision for income taxes prior to the acquisition date. The income taxes attributable to the $1.8 million gain are the responsibility of the members of BCH and accordingly, the consolidated financial statements do not include a provision for income taxes on this gain. The change in the effective tax rate was offset by non-deductible foreign entity losses, for which the company has established valuation allowances due to the uncertainty of recovery of these foreign net operating losses.

     Stratagene recognizes state research and development and other credits when they are generated. Excess credits for mature operating entities are recognized and will be used to offset future taxable income as management believes it is more likely than not that the credits will be realized.

     Twelve months ended December 31, 2003 compared to twelve months ended December 31, 2002

     Product Sales

     Revenue increased $5.2 million or 8.1% in 2003 compared to 2002. This growth was primarily attributable to increases in QPCR and Mutagenesis product sales of $7.0 million offset by declines in sales of older technology products of $4.0 million. Increased license and royalty income also contributed $1.5 million to the revenue growth. Sales in 2003 were also affected by the weakening dollar resulting in a positive foreign exchange impact to foreign sales of 20% and a 4% increase to total worldwide revenue when compared to 2002. Stratagene expects that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.

     Gross Margin

     Gross margin increased 1.8% from 65% in 2002 to 66.8% in 2003 primarily due to increased sales of higher margin products.

     Research and Development

     Research and development expenses decreased $0.3 million or 2.4% in 2003 compared to 2002. As a percentage of product sales, research and development expenses decreased from 16.6% in 2002 to 15.0% in 2003. The decrease resulted primarily from the cancellation of a research and development project.

     Selling and Marketing

     Selling and marketing expenses decreased $1.6 million or 9.7% in 2003 compared to 2002. As a percentage of total revenue, selling and marketing expenses decreased from 26.0% in 2002 to 21.7% in 2003. The decrease in selling and marketing expenses resulted primarily from the consolidation of instrumentation and biological sales initiatives of $1.3 million. In addition, the Company recorded a nonrecurring expense of $0.3 million in 2002 related to stock compensation expense in connection with the termination of an employee’s stock options. These savings were offset by an unfavorable foreign exchange impact to foreign selling and marketing expenses of approximately $0.5 million.

     General and Administrative

     General and administrative expenses increased by $0.6 million or 5.3% in 2003 compared to 2002. As a percentage of total revenue, general and administrative expenses decreased from 16.2% in 2002 to 15.8% in 2003. This increase in spending was primarily due to further investment in Stratagene’s Asian operations and patent litigation.

     Impairment of Long-Lived Assets

     Impairment of long-lived assets increased by $75,000 or 132% in 2003 compared to 2002. This expense relates to writing-off the remaining unamortized balances of patents that management believes are not recoverable.

     Other Income (Expense), Net

     Total other income (expense), net increased in expense by $2.1 million or 82.0% in 2003 compared to 2002, as a result of increased interest expense of $0.9 million due to the interest rate of the subordinated notes increasing from 10% to 15% in April 2003.

     In 2003 Stratagene also incurred increased losses on foreign currency transactions of $0.8 million as a result of its foreign currency hedging activities. Finally, Stratagene recognized a $0.3 million reduction in the amount of income recorded from the equity in a joint venture with the LP, which declined from income of $70,000 in 2002 to a loss of $0.2 million in 2003. The LP is a medical reference lab. A large portion of its revenue is under contract for clinical trials and is subject to fluctuations upon the expiration of the trials. The LP’s revenue declined $0.2 million in 2003 when compared to 2002 due to the expiration of the clinical trials, and the LP continues to look for additional clinical trial contracts to replace those that expired. Also in 2003, the LP incurred increased expenses in costs of product sold of $0.2 million, due to the increased cost of test kits and lab supplies, and in sales and marketing expenses of $0.2 million as a result of hiring a business development manager to focus on pharmaceutical sales and marketing initiatives. Stratagene’s financials reflect 49% of the LP’s net income (loss).

     Income Taxes

     Stratagene recorded $1.9 million of tax expense in 2003. The effective tax rate decreased from a 62.8% expense in 2002 to an expense of 36.7% in 2003. This decrease in the effective rate was primarily due to BCH incurring higher expenses in 2002 due to increased investment in bioinformatics, for which no income tax benefit can be recognized. BCH and its subsidiaries are limited liability companies; therefore, any related income tax liabilities are the responsibility of the members. As a result, the operations of BCH do not reflect a provision for income taxes. Therefore, income taxes were recorded only on Stratagene and its subsidiaries.

     Stratagene recognizes state research and development and other credits when they are generated. Excess credits are recognized and will be used to offset future taxable income as management believes it is more likely than not that the credits will be realized.

     Liquidity and Capital Resources

     Stratagene’s liquidity requirements have historically consisted of research and development expenses, selling and marketing expenses, debt service, capital expenditures, working capital and general corporate purposes. These expenses have been funded primarily through cash from operations, supplemented with borrowings under credit facilities and other debt instruments.

     For the twelve months ended December 31, 2004 and 2003, Stratagene generated net cash from operating activities of $11.0 million and $7.7 million, respectively. Stratagene generated net cash from investing activities of $4.1 million and used $2.3 million of net cash in its investing activities for the twelve months ended December 31, 2004 and 2003, respectively. Cash acquired related to the merger with Hycor, net of acquisition costs of $1.8 million, totaled $4.5 million for the twelve months ended December 31, 2004. Cash distributions from a joint venture resulting from the sale of certain assets of the joint venture and the sale of the Company’s minority interest in the joint venture totaled $2.0 million and $0 for the years ended December 31, 2004 and 2003, respectively. Capital expenditures and additions to patents for the twelve months ended December 31, 2004 totaled $1.8 million and $1.3 million, respectively, as compared to $1.3 million and $1.0 million, respectively, for the twelve months ended December 31, 2003.

     Stratagene used $12.6 million and $3.9 million in net cash for financing activities for the twelve months ended December 31, 2004 and 2003, respectively, which included the repayment of $30.2 million and $4.9 million in debt offset by borrowings under the Company’s credit facilities of $18.0 million and $1.7 million, respectively.

     Based on management’s review of Stratagene’s accounts receivables, an allowance for doubtful accounts is accrued, however, Stratagene does not write off individual accounts receivable until substantially all avenues of legal recourse to collect the outstanding amount have been exhausted. The actual write-off for the years ended December 31, 2004 and 2003 was minimal and the allowance decreased by approximately $0.3 million and $0.5 million, respectively. This decrease in expected uncollectible accounts was due in part to continued collection efforts. No significant change to future liquidity is anticipated.

     Collection efforts with respect to accounts receivable provided cash of $0.9 million for the twelve months ended December 31, 2004. For the twelve months ended December 31, 2003, strong sales of a new instrumentation product increased accounts receivable by $1.9 million.

     Prepaids and other current assets provided cash of $1.5 million for the year ended December 31, 2004 due to allocation of merger related expenses to goodwill and additional paid-in capital in connection with the Hycor merger. For the year ended December 31, 2003, prepaids and other current assets used cash of $1.3 million as a result of expenses incurred related to the merger with Hycor.

     Capital expenditures for property and equipment during the twelve months ended December 31, 2004 and 2003 were approximately $1.8 million and $1.3 million, respectively. The Company currently anticipates capital spending on property and equipment to be in the range of $1.5 million to $2.0 million in fiscal 2005.

     Stratagene had cash, cash equivalents and restricted cash totaling $5.7 million and $2.7 million at December 31, 2004 and 2003, respectively, and working capital of $17.9 million and $9.5 million at December 31, 2004 and 2003, respectively.

     As of December 31, 2004, BioCrest Manufacturing, L.P., a consolidated subsidiary of Stratagene, had approximately $9.7 million in total debt. This debt included approximately $5.0 million under a reducing revolving line of credit and $4.7 million in industrial revenue bonds.

     The obligations of BioCrest Manufacturing, L.P. under the reducing revolving line of credit have been guaranteed by Stratagene and each of its wholly owned domestic subsidiaries. The obligation is also generally secured by substantially all of the personal property assets of Stratagene and each of its wholly owned domestic subsidiaries, as well as liens on the real property and improvements related to Stratagene’s Texas manufacturing facility. The reducing revolving line of credit is also secured by a pledge of Stratagene’s interest in Iobion Informatics, LLC.

     Borrowings under the reducing revolving line of credit bear interest at a variable rate equal to the one-month LIBOR rate plus 2.55%. The reducing revolving line of credit includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The reducing revolving line of credit also contains restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. As of December 31, 2004, the Company was not in compliance with its fixed charge coverage ratio as a result of its election to prepay its term loan, which had a maturity date in 2006. The Company obtained an amendment to the credit agreement subsequent to December 31, 2004, which cured the violation. The Company was in compliance with all other covenants at December 31, 2004.

     The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 1.44% and 1.68% for the years ended December 31, 2004 and 2003, respectively. Under the instrument governing the industrial revenue bonds, Stratagene was required to make sinking fund payments of $870,000 per year through April 2004, and is required to make sinking fund payments of $735,000 in April 2005, $240,000 per year through April 2021, and then $175,000 in April 2022 when the bonds mature.

     Stratagene leases certain facilities and equipment under noncancelable operating leases, with equipment leases expiring through January 2007 and facility leases for the Company’s headquarters in La Jolla and its offices in Garden Grove, California, Canada, the Netherlands, Germany, Scotland and Japan expiring on various dates between September 30, 2005 and September 30, 2008.

     Stratagene has entered into employment agreements with certain of its officers which expire from June 2006 to June 2007 and with salary ranges from approximately $181,000 to $450,000. These agreements generally provide for severance benefits if the officer is terminated by Stratagene other than for cause, as defined in the employment agreements. See Note 3 to the financial statements for a summary of Dr. Sorge’s new employment agreement.

     In addition, in the normal course of operations, Stratagene enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods of less than one year and are settled by cash payments upon delivery of goods and services. At December 31, 2004, the purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $3,130,000

     The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2004:

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating leases	$6,687,753	$2,107,937	$4,579,816	—	—
Principal on long-term debt	9,706,923	735,000	5,676,923	$480,000	$2,815,000
Employment agreements	1,358,753	630,835	727,918	—	—
Other purchase commitments	3,130,000	3,130,000	—	—	—

Total contractual obligations	$20,883,429	$6,603,772	$10,985,657	$480,000	$2,815,000

     Assuming that long-term debt principal payments are made according to their respective payment schedules, the future aggregate interest expense on long-term debt would be approximately $1.3 million.

 Off-Balance Sheet Arrangements

     At December 31, 2004 and December 31, 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

 Other Commitments and Contingencies

     In connection with the closing of the Hycor merger, Stratagene entered into a new employment agreement with the Chief Executive Officer, or the CEO, of the Company, pursuant to which, among other things, the CEO’s base annual salary was reduced from $1.1 million to $450,000, and the CEO was granted an option to purchase 738,960 shares of Stratagene common stock at an exercise price of $9.34 per share. The agreement provides for the CEO’s base salary to be reviewed on at least an annual basis by the compensation committee of the board of directors, which may also increase the CEO’s base salary from time to time in its discretion. It is anticipated that if the Company establishes any general bonus program for senior executives based upon the attainment of established goals, the CEO will be entitled to participate in such program on a basis at least comparable to other senior executives. The CEO may also receive bonuses at the discretion of the board of directors upon the recommendation of the compensation committee. The new employment agreement has an initial term of three years and is subject to successive one year renewals unless either party provides a notice of non-renewal at least 30 days prior to the termination of the then current term.

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2004, which note is incorporated herein by this reference and is included as part of “Item 8. Financial Statements and Supplementary Data,” to this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

     Some of the statements in this Annual Report on Form 10-K, including, but not limited to, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. Stratagene generally identifies forward-looking statements in this Annual Report by using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include the absence of a public market for the Stratagene common stock prior to the Hycor merger, the challenges of integrating Stratagene and Hycor, Stratagene’s ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the termination of license agreements, fluctuations in operating results, dependence on key employees, Stratagene’s substantial indebtedness, future capital requirements, the possibility of unproductive research and development projects, ability to manage growth, price volatility of Stratagene’s common stock, the impact of future sales of common stock on Stratagene’s stock price, potential declines in research and development budgets or funding and the Company’s ongoing ability to protect its own intellectual property rights and to avoid violating the intellectual property rights of third parties.

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

Factors that May Affect Future Results

     It is important to carefully consider the following risks, together with other matters described in this Form 10-K or in other documents referred to in this Form 10-K in evaluating Stratagene’s business and prospects. If any of the following risks occur, Stratagene’s business, financial condition or operating results could be harmed. In such case, the trading price of Stratagene’s common stock could decline. The risks described below are not the only risks Stratagene faces. Additional risks not presently known to Stratagene or that Stratagene currently deems immaterial may also impair business operations.

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

     Stratagene believes successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use new products, and are reluctant to switch thereafter. To the extent that Stratagene fails to introduce new and innovative products, it may lose market share to its competitors, which may be difficult to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could materially damage Stratagene’s business.

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

     Approximately 50% and 58% of Stratagene’s revenue in 2004 and 2003, respectively, came from products sold pursuant to license agreements. If Stratagene loses the rights to a patented technology, it may be forced to stop selling some of its products or redesign its products and may lose significant sources of revenues. In addition, potential competitors could license technologies that Stratagene fails to license. The loss of a significant license could have a material adverse effect on Stratagene’s business.

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

     As of December 31, 2004, Joseph A. Sorge, M.D., the founder, chairman of the board of directors, chief executive officer and president of Stratagene, beneficially owned approximately 62% of Stratagene’s outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of its stockholders, including the election of directors and the approval of mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in a change of control of Stratagene, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.

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

     Stratagene’s indebtedness could limit its ability to operate its business, obtain additional financing and pursue other business opportunities.

     As of December 31, 2004, Stratagene had approximately $9.7 million of outstanding indebtedness, including approximately $5.0 million of borrowings under its reducing revolving line of credit and approximately $4.7 million in principal amount of industrial revenue bonds. Stratagene’s indebtedness could have negative consequences for Stratagene, including the following:

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

     Although historically Stratagene’s cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, in the future Stratagene may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. Stratagene’s senior credit facility restricts the Company’s ability to incur new debt. If Stratagene cannot obtain additional debt or equity financing on acceptable terms or is limited with respect to incurring additional debt or issuing equity, Stratagene may be unable to address gaps in its product offerings or improve its technology, particularly through strategic acquisitions or investments.

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

     If Stratagene raises funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of the Stratagene common stock in the event of a liquidation. The terms of the debt securities may impose restrictions on Stratagene’s operations. If Stratagene raises funds through the issuance of equity, this issuance would dilute the ownership interest of existing stockholders in Stratagene. Stratagene expects to fund future acquisitions in part by issuing additional equity. If the price of Stratagene’s equity is low or volatile, it may not be able to acquire other companies.

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

     Litigation involving patents and other intellectual property rights is pervasive in the biotechnology industry. Stratagene is aware that patents have been applied for and in some cases issued to others claiming technologies that are closely related to its own technology. As a result, Stratagene periodically receives notices of potential infringement of patents held by others. Although Stratagene has generally been successful in resolving these types of claims, it may not be able to do so in the future. While Stratagene takes steps to avoid infringing the patents of other parties, Stratagene cannot assure investors that it will not be found to infringe these patents or other proprietary rights of third parties.

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

     Stratagene has been involved in patent disputes with third parties, a number of which remain unresolved. For example, Stratagene is involved in litigation with Invitrogen Corporation regarding patents relating to specified reverse transcriptase enzymes and certain competent cell products. Stratagene is also involved in litigation with Third Wave Technologies regarding patents relating to certain assays for detection of nucleic acids. Stratagene is also involved in litigation with Applera Corporation regarding a patent relating to real-time PCR instrumentation and certain related reagents. Stratagene is also involved in litigation with Invitrogen Corporation and Takara Bio regarding one of Stratagene’s patents relating to polymerase blend products. As part of the patent infringement claims in these matters, the litigants are seeking monetary damages, injunctive relief and attorneys’ fees. At the present time, Stratagene is unable to quantify the probability or extent of any potential monetary recovery or exposure with respect to these matters.

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

     The market price of the Stratagene common stock may be subject to significant fluctuations. These fluctuations may occur, among other reasons, in response to:

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

     As of December 31, 2004, Stratagene had approximately 22.0 million shares of common stock outstanding. Of this amount, the 5,015,453 shares issued to the former Hycor stockholders in the merger transaction with Hycor are freely tradable under the Securities Act, except for any shares held by affiliates of Stratagene or Hycor, as the case may be, which may be sold from time to time in accordance with the requirements of Rule 144 or Rule 145 of the Securities Act. In addition, Stratagene has entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, Stratagene will file a registration statement under the Securities Act covering 2,000,000 shares of Stratagene common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.3 million shares of Stratagene common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships and the remaining shares of Stratagene common stock held by the other stockholders of Stratagene prior to the Hycor merger may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act. The sale by Stratagene’s current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of the Stratagene common stock.

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

     In order to meet the needs of its customers, Stratagene must develop a broad spectrum of products. To build a product line, it is sometimes advantageous or necessary to license technologies from third parties. As a result, Stratagene believes its ability to license new technologies from third parties is and will continue to be important to its ability to offer new products. Approximately 50% and 58% of Stratagene’s revenues for 2004 and 2003, respectively, were attributable to products manufactured or sold under licenses from third parties.

     From time to time, Stratagene is notified or becomes aware of patents held by third parties that are related to technologies Stratagene is selling or may sell in the future. After a review of these patents, Stratagene may attempt to obtain a license for these technologies from these third parties. Stratagene can give no assurances that it will be able to negotiate licenses on commercially reasonable terms, or at all.

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

     In connection with the completion of its audit of, and the issuance of an unqualified report on, Stratagene’s financial statements for the year ended December 31, 2002, Deloitte & Touche LLP issued a management letter identifying the absence of qualified senior accounting personnel within Stratagene’s finance department during parts of 2002 and 2003 as a reportable condition pursuant to standards established by the American Institute of Certified Public Accountants. A “reportable condition” is a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Dr. Sorge served as Stratagene’s chief financial officer from the resignation of Stratagene’s former chief financial officer in September 2002 until the completion of the Hycor merger in June 2004. Dr. Sorge does not have a degree in accounting or a certified public accountant’s license. In addition, Stratagene did not have a director of accounting from May 2003, when its former director of accounting resigned, until May 2004. In its management letter, Deloitte & Touche LLP indicated that this lack of qualified senior staffing in Stratagene’s finance department had resulted in a diminished ability to record, process, summarize and report financial data on a timely and accurate basis. Deloitte & Touche LLP recommended that Stratagene hire qualified senior accounting personnel, including a chief financial officer and a director of finance, to ensure that accounting information and records are prepared and reviewed in a timely manner.

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

     Including sales made by Stratagene’s subsidiaries and distributors, its products are currently marketed in over 45 countries throughout the world. Measured in U.S. dollars, Stratagene’s 2004 product sales outside the United States represented 27% of its total sales. In addition, approximately 12% of its total sales for 2004 were for products exported from the United States. Stratagene expects that international sales will continue to account for a significant percentage of its revenues for the foreseeable future, in part because Stratagene intends to expand its international operations. There are a number of risks arising from Stratagene’s international business, including:

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

     Stratagene’s activities involve hazardous materials and may subject it to costly environmental liability.

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

     Because Stratagene has not chosen to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that you favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisition of additional shares, for a three-year period following the date on which that person or its affiliate crosses the 15 percent ownership threshold.

     Additionally, because Dr. Sorge owns approximately 62% of the Company’s outstanding common stock, he controls all matters requiring approval of Stratagene’s stockholders. As a result, among other things, Dr. Sorge must approve any merger or other business combination related to Stratagene.

     Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Stratagene’s financial instruments include cash and cash equivalents, investments and long-term debt. At December 31, 2004, the carrying values of its financial instruments approximated their fair values based on current market prices and rates.

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

     Stratagene’s international sales expose it to foreign currency risk in the ordinary course of its business. Approximately 27%, 26% and 24% of Stratagene’s revenue for 2004, 2003 and 2002, respectively, was generated by its foreign subsidiaries. The foreign subsidiaries sell products in various local currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, Stratagene is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the foreign subsidiaries’ income statements are translated from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in Stratagene’s consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the year ended December 31, 2004, the net impact to Stratagene’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $1.7 million, when compared to the exchange rates for the year ended December 31, 2003.

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

     Stratagene manages its foreign currency exposure over a maximum of 12 months. At December 31, 2003, Stratagene had outstanding foreign currency exchange contracts, with contract amounts of $14.1 million. All futures contracts entered into for fiscal year 2004 were settled by year end, and the Company had no pending futures contracts outstanding.

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

     Interest Rates

     Stratagene’s cash and cash equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. Stratagene limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at December 31, 2004, the Company believes that a 10% rise or fall in interest rates would have had no material impact on its financial statements.

     The following table shows the average interest rate for the year ended December 31, 2004 for each of Stratagene’s long-term debt obligations:

Average Interest Rate for
the Year Ended
Long-term Debt Obligations	December 31, 2004
Reducing revolving line of credit	4.08%
Industrial revenue bonds	1.44%

     Stratagene’s interest income on marketable securities is dependent on the interest rate attributable primarily to the debt securities purchased by Stratagene. Stratagene has categorized these securities as available for sale and, as a result, they are stated at fair value. Marketable debt securities are available for current operations and are classified in the consolidated balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

Item 8. Financial Statements

The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stratagene Corporation:

     We have audited the accompanying consolidated balance sheets of Stratagene Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stratagene Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Diego, California
March 30, 2005

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$4,890,458	$2,003,762
Marketable debt securities	197,125	—
Cash — restricted related to bond indenture	582,995	658,587
Foreign currency exchange contracts	—	205,110
Accounts receivable, less allowance for doubtful accounts and sales returns of $766,772 and $990,849 at December 31, 2004 and 2003, respectively	11,059,464	8,390,326
Income taxes receivable	269,861	—
Inventories	12,986,910	7,729,655
Deferred income tax assets	2,002,013	1,711,947
Due from related party, current	—	265,639
Prepaid expenses and other current assets	1,713,729	2,702,233

Total current assets	33,702,555	23,667,259
Property and equipment, net	12,111,957	10,320,992
Other assets	541,091	696,858
Due from related party, less current portion	—	451,630
Deferred income tax assets	217,102	—
Goodwill	27,234,214	—
Intangible assets	6,524,781	2,984,009
Investment in joint venture	—	467,109

Total assets	$80,331,700	$38,587,857

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,129,171	$5,003,788
Accrued expenses and other liabilities	9,877,253	5,332,114
Current portion of long-term debt	735,000	920,062
Due to related party, current	—	268,200
Deferred revenue, current	1,062,288	1,491,976
Income taxes payable	—	1,165,663

Total current liabilities	15,803,712	14,181,803
Deferred revenue	395,881	—
Long-term debt, less current portion	8,971,923	29,461,617
Deferred income tax liabilities	—	891,179

Total liabilities	25,171,516	44,534,599

Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,029,430 and 15,632,668 shares issued and outstanding at December 31, 2004 and 2003, respectively	2,203	1,563
Additional paid-in capital	52,880,192	1,821,202
Unearned stock-based compensation	(420,677)	—
Retained earnings (accumulated deficit)	3,514,811	(3,447,340)
Notes receivable from stockholders	—	(3,356,309)
Accumulated other comprehensive loss	(816,345)	(940,514)
Treasury stock, at cost; no shares at December 31, 2004 and 7,040 shares at December 31, 2003	—	(25,344)

Total stockholders’ equity (deficit)	55,160,184	(5,946,742)

Total liabilities and stockholders’ equity (deficit)	$80,331,700	$38,587,857

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2004	2003	2002
Product sales	$84,812,603	$69,702,650	$64,511,818

Costs and expenses:
Cost of products sold	29,324,218	23,145,014	22,597,784
Research and development	10,754,317	10,454,583	10,710,153
Selling and marketing	18,180,822	15,144,353	16,768,132
General and administrative	16,335,605	10,997,516	10,445,865
Impairment of long-lived assets	82,446	131,250	56,629

Total costs and expenses	74,677,408	59,872,716	60,578,563

Income from operations	10,135,195	9,829,934	3,933,255

Other income and expenses:
Loss on foreign currency transactions	(225,586)	(1,151,145)	(301,677)
Equity in income (loss) of joint venture	1,787,902	(246,118)	69,710
Other income (loss), net	495,237	(9,874)	35,768
Interest expense	(1,641,358)	(3,526,235)	(2,602,708)
Interest income	147,041	240,820	220,891

Total other income (expense)	563,236	(4,692,552)	(2,578,016)

Income before income taxes	10,698,431	5,137,382	1,355,239
Income tax expense	(3,260,000)	(1,885,244)	(850,640)

Net income	$7,438,431	$3,252,138	$504,599

Earnings per share:
Basic	$0.39	$0.21	$0.03
Diluted	$0.39	$0.21	$0.03

Weighted average shares:
Basic	19,307,564	15,632,668	15,632,668
Diluted	19,313,364	15,632,668	15,632,668

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2004, 2003 and 2002

			Additional	Unearned	(Accumulated)
	Common Stock		Paid-in	Stock-based	Deficit) Retained
	Shares	Amount	Capital	Compensation	Earnings
Balance as of January 1, 2002	15,639,708	$1,564	$1,751,079	$—	$($5,849,461)
Repurchase of common stock	(7,040)	(1)	1	—	—
Compensation expense from remeasurement of stock options	—	—	24,097	—	—
Adjustment to fair value for common shares subject to variable accounting	—	—	(26,568)	—	—
Notes receivable from stockholders of Stratagene	—	—	—	—	—
Distributions paid to BCH members	—	—	—	—	(809,909)
Net income	—	—	—	—	504,599
Foreign currency translation	—	—	—	—	—

Balance as of December 31, 2002	15,632,668	1,563	1,748,609	—	(6,154,771)
Compensation expense from remeasurement of stock options	—	—	72,593	—	—
Notes receivable from stockholders of Stratagene	—	—	—	—	—
Distributions paid to BCH members	—	—	—	—	(544,707)
Net income	—	—	—	—	3,252,138
Foreign currency translation	—	—	—	—	—

Balance as of December 31, 2003	15,632,668	1,563	1,821,202	—	(3,447,340)
Retirement of treasury stock	—	—	(25,344)	—	—
Fair value of common shares issued resulting from Hycor merger, plus value attributed to Hycor options assumed, less registration costs of $105,234	5,015,453	502	43,867,108	—	—
Intrinsic value assigned to unvested options acquired in the Hycor merger	—	—	—	(781,622)	—
Amortization of unvested options acquired in the Hycor merger	—	—	(28,619)	360,945	—
Common stock issued from conversion of subordinated debt	1,753,604	175	9,179,825	—	—
Common stock issued to an officer	41,250	4	(4)	—	—
Common stock issued for employee stock purchase plan	25,856	2	157,020	—	—
Common stock issued upon exercise of stock options	127,382	14	176,283	—	—
Tax benefit received from the exercise of stock options	—	—	89,009	—	—
Redemption of common stock for outstanding notes receivable from officers	(524,160)	(53)	(3,404,874)	—	—
Redemption of common stock for outstanding notes receivable from affiliates	(42,623)	(4)	(276,874)	—	—
Compensation expense from remeasurement of stock options	—	—	101,172	—	—
Compensation expense for non-employee stock options	—	—	357,171	—	—
Interest accretion on notes receivable from stockholders of Stratagene	—	—	—	—	—
Payment in full of notes receivable from stockholders of Stratagene	—	—	—	—	—
Distributions paid to BCH members	—	—	—	—	(476,280)
Deferred tax asset applicable to asset acquisition of BCH	—	—	874,495	—	—
Redemption of interests from BCH members	—	—	(7,378)	—	—
Net income	—	—	—	—	7,438,431
Foreign currency translation	—	—	—	—	—
Unrealized gain on securities	—	—	—	—	—

Balance as of December 31, 2004	22,029,430	$2,203	$52,880,192	$(420,677)	$3,514,811

(Continued)

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2004, 2003 and 2002

	Notes	Accumulated
	Receivable	Other			Total
	From	Comprehensive	Treasury Stock		Stockholders’
	Stockholders	Income (loss)	Shares	Amount	Equity (Deficit)
Balance as of January 1, 2002	$(3,038,464)	$(170,885)	—	$—	$(7,306,167)
Repurchase of common stock	—	—	7,040	(25,344)	(25,344)
Compensation expense from remeasurement of stock options	—	—	—	—	24,097
Adjustment to fair value for common shares subject to variable accounting	—	—	—	—	(26,568)
Notes receivable from stockholders of Stratagene	(138,331)	—	—	—	(138,331)
Distributions paid to BCH members	—	—	—	—	(809,909)
Net income	—	—	—	—	504,599
Foreign currency translation	—	(470,832)	—	—	(470,832)

Balance as of December 31, 2002	(3,176,795)	(641,717)	7,040	(25,344)	(8,248,455)
Compensation expense from remeasurement of stock options	—	—	—	—	72,593
Notes receivable from stockholders of Stratagene	(179,514)	—	—	—	(179,514)
Distributions paid to BCH members	—	—	—	—	(544,707)
Net income	—	—	—	—	3,252,138
Foreign currency translation	—	(298,797)	—	—	(298,797)

Balance as of December 31, 2003	(3,356,309)	(940,514)	7,040	(25,344)	(5,946,742)
Retirement of treasury stock	—	—	(7,040)	25,344	—
Fair value of common shares issued resulting from Hycor merger, plus value attributed to Hycor options assumed, less registration costs of $105,234	—	—	—	—	43,867,610
Intrinsic value assigned to unvested options acquired in the Hycor merger	—	—	—	—	(781,622)
Amortization of unvested options acquired in the Hycor merger	—	—	—	—	332,326
Common stock issued from conversion of subordinated debt	—	—	—	—	9,180,000
Common stock issued to an officer	—	—	—	—	—
Common stock issued for employee stock purchase plan	—	—	—	—	157,022
Common stock issued upon exercise of stock options	—	—	—	—	176,297
Tax benefit received from the exercise of stock options	—	—	—	—	89,009
Redemption of common stock for outstanding notes receivable from officers	3,289,181	—	—	—	(115,746)
Redemption of common stock for outstanding notes receivable from affiliates	—	—	—	—	(276,878)
Compensation expense from remeasurement of stock options	—	—	—	—	101,172
Compensation expense for non-employee stock options	—	—	—	—	357,171
Interest accretion on notes receivable from stockholders of Stratagene	(83,132)	—	—	—	(83,132)
Payment in full of notes receivable from stockholders of Stratagene	150,260	—	—	—	150,260
Distributions paid to BCH members	—	—	—	—	(476,280)
Deferred tax asset applicable to asset acquisition of BCH	—	—	—	—	874,495
Redemption of interests from BCH members	—	—	—	—	(7,378)
Net income	—	—	—	—	7,438,431
Foreign currency translation	—	124,019	—	—	124,019
Unrealized gain on securities	—	150	—	—	150

Balance as of December 31, 2004	$—	$(816,345)	—	$—	$55,160,184

(Concluded)

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$7,438,431	$3,252,138	$504,599
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of joint venture	(1,787,902)	246,118	(69,710)
Depreciation and amortization	3,240,721	2,715,611	2,613,758
Impairment of long-lived assets	82,446	131,250	56,629
Stock-based compensation	903,236	72,593	(2,471)
Bad debt expense	(295,809)	323,116	114,297
Excess and obsolete inventory expense	(395,462)	721,442	1,137,304
Loss on redemption of partnership interest	242,959	—	—
Loss on disposal of assets	13,979	19,037	37,909
Interest accrued on notes receivable from stockholders	(83,134)	(179,514)	(138,331)
Accretion of interest on long-term debt	740,842	3,236,143	2,220,711
Deferred income taxes	476,646	548,473	94,347
Changes in assets and liabilities (net of impact of merger with Hycor):
Foreign currency exchange contracts	205,110	28,299	147,779
Accounts receivable	937,805	(1,925,063)	662,063
Inventories	8,852	(1,681,098)	(521,197)
Prepaid expenses and other current assets	1,464,657	(1,275,047)	(280,249)
Due from related party	96,642	(108,418)	(680,978)
Due to related party	451,630	—	—
Income taxes receivable	(4,680)	(93,804)	90,659
Other assets	195,929	(14,508)	(45,736)
Accounts payable	(1,392,321)	939,904	332,400
Accrued expenses and other liabilities	442,296	1,438,277	(446,507)
Deferred revenue	(73,926)	(193,020)	1,048,815
Deferred compensation to employees	(268,200)	(1,062,980)	220,597
Income taxes payable	(1,727,563)	554,429	(157,248)

Net cash provided by operating activities	10,913,184	7,693,378	6,939,440

Cash flows from investing activities:
Cash acquired in merger, net of acquisition costs	4,520,153	—	—
Proceeds from maturities of marketable debt securities	699,847	—	—
Purchases of property and equipment	(1,796,755)	(1,319,768)	(1,802,364)
Additions to intangible assets	(1,309,391)	(1,047,814)	(992,094)
Redemption of BCH member interests	(7,378)	—	—
Changes in restricted cash	(28,878)	19,117	(5,498)
Cash distributions from joint venture	2,012,052	—	294,000

Net cash provided by (used in) investing activities	4,089,650	(2,348,465)	(2,505,956)

(Continued)

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Cash flows from financing activities:
Principal payments on long-term debt	(23,203,760)	(4,071,616)	(3,191,428)
Issuance of long-term debt	6,000,000	748,342	28,237
Borrowings under line of credit	11,977,647	900,000	1,000,000
Payments under line of credit	(7,040,724)	(900,000)	(1,000,000)
Distributions to BCH members	(476,280)	(544,707)	(809,909)
Repurchase of common stock	—	—	(25,344)
Proceeds from issuance of common stock	176,283	—	—

Net cash used in financing activities	(12,566,834)	(3,867,981)	(3,998,444)
Effects of foreign currency exchange rates on cash	450,696	(681,062)	(844,160)

Net increase (decrease) in cash	2,886,696	795,870	(409,120)
Cash at beginning of period	2,003,762	1,207,892	1,617,012

Cash at end of period	$4,890,458	$2,003,762	$1,207,892

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,350,652	$2,106,371	$227,417
Income taxes	$4,067,514	$876,446	$1,024,607

Non-cash financing activities:
Shares of common stock issued in exchange for the outstanding shares of Hycor and fair value of $3,331,223 assigned to the Hycor options assumed	$43,972,844	$—	$—
Shares of common stock issued with respect to the conversion of outstanding debt	$9,180,000	$—	$—
Redemption of common stock for outstanding notes receivable from stockholders	$(3,681,805)	$—	$—
Deferred taxes recorded in connection with BCH asset purchase	$874,495	$—	$—
Settlement of note receivable through repurchase of common stock	$—	$—	$25,590

(Concluded)

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

1. The Company and Its Business

     Description of Business - Stratagene Corporation (“Stratagene” or “the Company”) develops and manufactures biological products and instruments designed to improve the speed and accuracy of life sciences research and medical diagnosis. Stratagene markets its products to researchers at academic and government institutions and pharmaceutical, biotechnology and industrial companies, in the U.S. and internationally. These researchers use Stratagene’s products to identify genes and proteins, study how cells are regulated by genes and proteins, determine the molecular mechanisms of health and disease, search for new drug therapies, develop diagnostic tests, and test the safety of compounds used in food and pharmaceuticals.

     Stratagene engages in business activity in two operating segments: Research Supplies and Medical Diagnostics. The Company has marketed and sold its Research Supplies products for over 20 years, while the Medical Diagnostics products are a new addition to Stratagene’s product portfolio as a result of a merger with Hycor Biomedical Inc. in June 2004. (See Note 3)

     Basis of Presentation -The financial information of the Company has been presented on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries (“Hycor”) since Hycor was acquired by the Company on June 2, 2004. The financial information also includes the results of operations of BioCrest Holdings, LLC (“BCH”), whose assets were acquired by the Company on June 2, 2004. Prior to the acquisition, BCH was under common control with Stratagene, and substantially all of the BCH membership units were held by certain Stratagene shareholders. The acquisition of the BCH assets has been presented as a change in reporting entity. Accordingly, the financial statements of Stratagene and BCH are presented on a consolidated basis for all periods. (See Note 3)

2. Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements of Stratagene include the accounts of Stratagene Corporation and all of its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated as appropriate in the consolidation of Stratagene.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.

     Restricted Cash - Restricted cash totaled $582,995 and $658,587 at December 31, 2004 and 2003, respectively. Total interest earned on restricted cash was $2,623, $3,398 and $5,397 for the years ended December 31, 2004, 2003 and 2002, respectively. Restricted cash deposits relate to the sinking fund payments required under the reimbursement agreement relating to the Bastrop County bonds. The Company makes monthly deposits into the sinking fund account. Each April, the sinking fund deposits are then used to make the required annual payment. An annual payment of $735,000 is required in April 2005, reducing to $240,000 annually through April 2021 and to $175,000 in April 2022 when the bonds mature.

     Marketable Securities -Stratagene accounts for marketable securities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2004 and 2003, marketable debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable debt securities are available for current operations and are classified in the consolidated balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

     Inventories - Inventories consist primarily of biological products and instruments and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Stratagene regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on an estimated forecast of product demand and production requirements. Stratagene’s losses from disposal of excess and obsolete inventories have historically been within expectations and the provisions established.

     Inventories include the following at December 31,

	2004	2003
Raw materials and supplies	$5,710,213	$4,314,445
Work-in-process	3,067,593	1,612,335
Finished goods	4,209,104	1,802,875

Total	$12,986,910	$7,729,655

     Research and Development Costs - Research and development costs are expensed in the period incurred.

     Property and Equipment — Property and equipment are stated at cost. Depreciation of furniture and equipment, autos and trucks is calculated using the straight-line method based upon an estimated useful life of three to five years. Buildings are depreciated over 25 years using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the lease or estimated useful life of the asset, generally five years.

     Property and equipment are summarized as follows:

	2004	2003
Land	$607,890	$607,890
Building	8,749,192	8,701,349
Furniture and equipment	13,891,305	11,219,018
Leasehold improvements	821,344	267,796
Vehicles	184,702	245,301
Construction in process	333,475	—

	24,587,908	21,041,354
Less accumulated depreciation	(12,475,951)	(10,720,362)

Total	$12,111,957	$10,320,992

     Intangibles - Intangible assets include long-lived assets associated with the merger with Hycor in June 2004. Intangibles also include costs incurred in connection with patent applications, consisting principally of legal fees. Amortization is calculated using the straight-line method over the estimated useful lives of the patents, generally seven years. Amortization expense totaled $875,967, $359,419, and $403,824 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Notes Receivable from Stockholders - At December 31, 2003, Stratagene had unsecured notes receivable totaling $3,356,309 from stockholders of Stratagene, primarily for the exercise of Stratagene options for common stock and to replace certain other previously outstanding notes. These notes bear interest at rates ranging from prime (4.00% at December 31, 2003) to 5.91%. All obligations under such stockholder notes were satisfied during 2004 and there were no amounts receivable under such stockholder notes at December 31, 2004.

     Revenue Recognition - Revenue from biological products and basic instrumentation products is recognized under the provisions of SAB No. 104, Revenue Recognition, which is generally when products are shipped, title has transferred and risk of loss has passed. In accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, for instrumentation products where software is a key component, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped and title has transferred. When contractual acceptance clauses exist, revenue is recognized upon satisfaction of such clauses. Contract research service revenues are earned and recognized in accordance with contract provisions. Government grant revenues related to research activities are recognized when earned, generally as related research activities occur. Amounts received in advance of performance or acceptance are recorded as deferred revenue.

     The following table summarizes the types of deferred revenue and the timing of when that revenue is recognized:

Type of deferred revenue	When recognized
Extended warranty or maintenance agreements	Recognized over the term of the contract, generally 12 months. In most cases, these contracts were sold at the time of product purchase and the recognition of revenue begins after the warranty period, which is generally one year.

License agreements	Recognized over the term of the agreement, generally 12 months

     The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of December 31 for each year presented:

Type of deferred revenue	2004	2003
Extended warranty, installation or maintenance agreement	49%	81%
License agreements	51%	19%

Total deferred revenue	100%	100%

Warranty - The Company warrants certain equipment against defects in workmanship or materials for a period of one year from the date of purchase. Upon shipment of equipment sold that includes a warranty, the Company establishes, as part of cost of products sold, a provision for the expected costs of such warranty.

     Accrued warranty activity for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Balance at beginning of year	$596,788	$564,000
Charged to costs and expenses	540,185	534,197
Reductions of accrued warranty	(803,696)	(501,409)

Balance at end of year	$333,277	$596,788

     Income Taxes - Stratagene and its subsidiaries record income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

     Historically, BCH consisted of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members. As a result, the operations of BCH did not reflect a provision for income taxes until these limited liability companies were acquired when Stratagene acquired the assets of BCH in June 2004. Since June 2004, income taxes have been recorded based on the net income or loss of the limited liability companies.

     Foreign Currency Translation/Transaction - The accounts of foreign subsidiaries and affiliates of the Company are measured using the local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net translation gains or losses are excluded from net income and reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Realized gains or losses from foreign currency transactions are included in operations as incurred.

     Derivative Financial Instruments - As part of distributing its products, the Company regularly enters into intercompany transactions with its foreign subsidiaries. The Company’s currency exposures vary, but are primarily concentrated in the Euro, British Pound, Swiss Franc and Japanese Yen. Accordingly, the Company periodically enters into foreign currency exchange futures contracts to mitigate foreign currency risk on its European revenues. The Company manages its exposure over a maximum of twelve months. At December 31, 2003, the Company had outstanding foreign currency exchange contracts with contract amounts of $14,064,850. All futures contracts entered into for fiscal year 2004 were settled by year end, and the Company had no pending futures contracts outstanding as of December 31, 2004.

     In the past, the Company’s derivative instruments have not qualified for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Accordingly, both unrealized and realized gains or losses resulting from changes in fair value are recognized as incurred in gain (loss) on foreign currency transactions in the current period statement of operations. The Company does not enter into derivative instruments for trading or speculative purposes.

     Fair Value of Financial Instruments - The carrying amounts of cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, and line of credit are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the long-term debt is a reasonable estimate of fair value, as the loans have terms based on market rates.

     Impairment of Long-Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 142, Goodwill and Intangibles, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These

Statements require that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and non-amortizable intangible assets are reviewed for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Accounting for Stock-Based Compensation - The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

     Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The value for Stratagene employee stock options was estimated at the dates of grant using the minimum value method of SFAS No. 123 from the inception date of the applicable stock option plan through June 2, 2004 and fair value for all option grants made subsequent to that date using the Black-Scholes pricing model. Fair value for Hycor employee stock options assumed by Stratagene in the Hycor merger was estimated at the dates of grant using the Black-Scholes pricing model for all option grants. The following weighted average assumptions were used for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Risk free interest rate	4.0%	3.4%	3.0%
Dividend yield	0%	0%	0%
Volatility factor	45%	0%	0%
Expected life (in years)	6 years	6 years	6 years
Resulting average fair value	$3.69	$0.00	$0.00

     If the computed fair values of the stock options granted in 2004, 2003 and 2002 had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Twelve Months Ended December 31,
	2004	2003	2002
Net income as reported	$7,438,431	$3,252,138	$504,599
Stock-based employee compensation expense included in reported net income, net of related tax effects	64,751	47,346	(26,568)
Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(821,573)	(4,917)	(14,915)

Pro forma net income	$6,681,609	$3,294,567	$463,116

Earnings per common share:
Basic – as reported	$0.39	$0.21	$0.03
Basic – pro forma	$0.35	$0.21	$0.05
Diluted – as reported	$0.39	$0.21	$0.03
Diluted – pro forma	$0.35	$0.21	$0.05

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

     Segment Reporting - The Company currently operates in two operating segments: Research Supplies and Medical Diagnostics.

     Recent Accounting Pronouncements -In December 2003, the Securities and Exchange Commission released SAB No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB No. 104 did not have a material impact on the Company’s revenue recognition policies, or its financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin (“ARB”) No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which such costs are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that the adoption of SFAS No. 151 will not have a material impact on its financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which will be effective for public companies as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The new standard requires that the compensation cost relating to share-based payments be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB No. 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company has not yet determined the impact that adopting SFAS No. 123R will have on the financial results of the Company in future periods.

     In December 2004, the FASB staff issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the Company’s tax return, and not by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The proposed FSP also reminds companies that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subject to graduated tax rates and (b) assessing whether a valuation allowance is necessary as required by SFAS No. 109. The FSP is effective upon issuance. In accordance with the FSP, the Company will record the benefit, if any, of the tax deduction in the year in which the deduction becomes available.

     In December 2004, the FASB staff issued FSP FAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The FSP is effective upon issuance. The Company has not yet completed its evaluation of this aspect of the Act and will complete its review in connection with the preparation of its corporate tax returns.

     Reclassification — Certain reclassifications have been made to conform prior period financial information to the current presentation.

3. Business Combinations

Hycor Merger

     On June 2, 2004, Stratagene acquired all of the outstanding shares of Hycor through a merger of a wholly owned subsidiary of Stratagene with Hycor, with Hycor surviving as a wholly owned subsidiary of Stratagene. Hycor engages in researching, developing, manufacturing and marketing medical diagnostic products throughout the United States and in many foreign countries. The primary reasons for the merger were the following:

•	the combination of Stratagene’s molecular diagnostics technology and Hycor’s Good Manufacturing Practice (“GMP”) approved facilities and U.S. Food and Drug Administration (“FDA”) experience allows the Company to enter the medical diagnostics market;

•	potential growth from increased earnings and revenue;

•	expanded access to capital markets; and

•	diversified customer base and product lines.

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

     The following represents an allocation of the purchase price to the acquired assets and the assumed liabilities of Hycor. Stratagene considered a number of factors in its determination of the allocation of purchase price, including the results of a third-party valuation. Stratagene completed its final analysis of the purchase price allocation related to the Hycor merger in the fourth quarter of 2004 and recorded an adjustment to increase deferred tax assets by $619,509 based on the completion of the tax returns as of the merger date. The offset of $619,509 was reflected in goodwill.

Purchase price allocation:
Current assets	$15,631,593
Property and equipment	2,269,676
Goodwill	27,234,214
Other non-amortizable intangible assets	1,575,000
Amortizable intangible assets	1,669,000
Unearned stock-based compensation for unvested stock options assumed	781,622
Deferred tax assets, net	1,024,239

Total assets acquired	50,185,344
Total liabilities assumed	(4,471,291)

Net assets acquired	$45,714,053

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

     Unearned stock-based compensation for unvested Hycor stock options assumed is the sum of the intrinsic value of each unvested stock option assumed by Stratagene in the merger with Hycor. The unvested portion of the assumed options will be amortized over the remaining vesting period using the graded vesting method prescribed under FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

     In connection with the merger, the following events occurred on June 2, 2004:

•	Stratagene forgave $390,000 of the shareholder note receivable due to Stratagene by Dr. Joseph A. Sorge, Stratagene’s Chief Executive Officer (“Dr. Sorge”), and paid the income taxes related to the forgiveness, which resulted in a charge to Stratagene of $650,000. This forgiveness was applied to reduce Dr. Sorge’s note receivable to the Company, which was $3,351,311 at June 2, 2004, including interest. Dr. Sorge satisfied the remaining portion of his shareholder note receivable on June 2, 2004 by tendering an aggregate of 524,160 shares of common stock to Stratagene at a price of approximately $6.50 per share. The share price was based on Hycor’s stock price of approximately $4.00 at the time Stratagene and Hycor agreed on the repurchase, adjusted for the exchange ratio.

•	In addition, another shareholder paid off the balance of her note, which was $276,877 at June 2, 2004, including interest, by tendering 42,623 shares of common stock to Stratagene at a price of approximately $6.50 per share. This price was based on Hycor’s stock price of approximately $4.00 at the time Stratagene and Hycor agreed on the repurchase price, adjusted for the exchange ratio.

•	Dr. Sorge received a bonus in the amount of approximately $1,670,000, which was evidenced by a promissory note with a 39-month term and an interest rate of 3.89% per annum. This promissory note was paid in full by Stratagene in December 2004.

•	Stratagene entered into a new employment agreement with Dr. Sorge, pursuant to which, among other things, Dr. Sorge’s base annual salary was reduced from $1.1 million to $450,000, and Dr. Sorge was granted an option to purchase 738,960 shares of Stratagene common stock at an exercise price of $9.34 per share. The contract provides for Dr. Sorge’s base salary to be reviewed on at least an annual basis by the compensation committee of the board of directors, which may also increase Dr. Sorge’s base salary from time to time in its discretion. It is anticipated that if the Company establishes any general bonus program for senior executives based upon the attainment of established goals, Dr. Sorge will be entitled to participate in such program on a basis at least comparable to other senior executives. Dr. Sorge may also receive bonuses at the discretion of the board of directors upon the recommendation of the compensation committee. The new employment agreement has an initial term of three years and is subject to successive one-year renewals unless either party provides a notice of non-renewal at least 30 days prior to the termination of the then current term.

•	In accordance with the terms of the instrument governing its then outstanding subordinated notes, Stratagene converted $9.0 million in principal amount of the subordinated notes into 1,753,604 shares of Stratagene common stock. As a result of the conversion, there are no subordinated notes outstanding subsequent to the merger.

     Pro Forma Information

     The results of operations of Hycor have been included in the accompanying consolidated financial statements of Stratagene from the date of acquisition. However, the following unaudited pro forma information assumes that the June 2, 2004 Hycor merger occurred on January 1, 2004 and 2003, respectively. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Revenues	$93,779,136	$89,459,683
Net income	$8,715,988	$6,692,972
Earnings per share:
Basic	$0.40	$0.31
Diluted	$0.40	$0.30

Weighted average shares:
Basic	21,909,391	21,790,580
Diluted	21,915,191	22,032,381

     The unaudited pro forma information presented above has been adjusted for charges for material, nonrecurring items that include the following:

•	removing interest income on shareholder loans that were paid off upon the closing of the merger;

•	removing interest expense on subordinated debt that converted to common stock upon the closing of the merger;

•	recording amortization expense on acquired other intangible assets;

•	recording amortization expense on unearned stock-based compensation for assumed stock options;

•	reducing the CEO’s salary pursuant to a new employment agreement effective on the merger date;

•	removing Hycor’s merger related costs incurred in the periods presented; and

•	recording the tax provision adjustment to the pro forma statement of operations at the statutory rate of 36%.

BCH Acquisition

     Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene of approximately $5.4 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH were under common control, and substantially all of the BCH membership units were held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the periods ended December 31, 2004, Stratagene’s financial statements are presented on a consolidated basis, which represents a change in reporting entity under Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes. Previously combined statements are now presented on a consolidated basis as a result of the transaction. There is no change to income for previous periods presented on a combined basis. For tax purposes, this transaction is considered a taxable pooling. The financial statements reflect net deferred tax assets of approximately $875,000 for differences between the tax and book basis of assets and liabilities acquired by Stratagene.

     Prior to the acquisition date, Stratagene presented its financial statements on a combined basis with BCH. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members of BCH. As a result, the operations of BCH did not reflect a provision for income taxes in the combined financial statements, including its share of the $1.8 million gain in equity in earnings of a joint venture on June 1, 2004. (See Note 15) Beginning on June 2, 2004, the consolidated results of Stratagene, which includes the results of BCH, include a provision for income taxes.

     As part of the BCH acquisition, Stratagene acquired BCH’s interests in its subsidiaries, which include Phenogenex, LLC

(“Phenogenex”), Iobion Informatics, LLC and subsidiaries (“Iobion”) and an investment in a joint venture consisting of a 49% interest in a limited partnership that operates a research lab. The investment is accounted for under the equity method.

     As a result of the acquisition, Stratagene owned 100% of Phenogenex and approximately 78% of Iobion. The remaining 22% interest in Iobion was represented by membership units held by two individuals, one of which is now an employee of Iobion and one is a consultant to the Company. In October 2004, the Company purchased the remaining 22% outstanding membership interests in Iobion owned by these individuals. As a result of the purchase of these minority interests, Stratagene now owns 100% of Iobion. Total cash consideration of $330,000 and an intangible asset of $330,000 was recorded and is being amortized to expense over 36 months.

4. Earnings Per Share (“EPS”)

     Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effects of the Company’s outstanding options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Twelve Months Ended December 31,
	2004	2003	2002
Weighted average shares:
Basic	19,307,564	15,632,668	15,632,668
Effect of dilutive common stock options	5,800	—	—

Diluted	19,313,364	15,632,668	15,632,668

     Options outstanding totaling 2,338,395, 1,660,338 and 1,709,448 for the years ended December 31, 2004, 2003 and 2002, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

5.Intangible Assets and Goodwill

     The following sets forth the Company’s intangible assets by major asset class:

		December 31, 2004			December 31, 2003
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Intangible assets subject to amortization:
Amortizable patents and other	2 - 7 years	$7,303,757	$3,324,128	$3,979,629	$5,651,019	$2,667,010	$2,984,009
Amortizable intangible assets	1 - 5 years	1,189,000	218,848	970,152	—	—	—
Intangible assets not subject to amortization:
Non-amortizable intangible assets		1,575,000	—	1,575,000	—	—	—
Goodwill		27,234,214	—	27,234,214	—	—	—

		$37,301,971	$3,542,976	$33,758,995	$5,651,019	$2,667,010	$2,984,009

     Amortizable patents and other includes costs incurred in connection with patent applications, which consist principally of legal fees. Amortizable intangible assets, non-amortizable intangible assets and goodwill were established in connection with the merger with Hycor (see Note 3).

     Amortization expense totaled $875,967, $359,419 and $403,824 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense in each of the next five fiscal years is expected to be as follows:

Year	Amount
2005	$774,766
2006	722,950
2007	630,246
2008	458,543
2009	369,484
Thereafter	1,993,792

Total	$4,949,781

6. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

	December 31,
	2004	2003
Accrued compensation	$3,008,605	$1,302,102
Accrued royalties	4,825,246	2,310,744
Warranty	333,277	596,788
Other accrued expenses and liabilities	1,710,125	1,122,480

Total	$9,877,253	$5,332,114

See Note 13, Commitments and Contingencies, Royalty Payments.

7. Long-Term Debt

     The Company has debt instruments bearing interest at variable rates (up to 4.95% as of December 31, 2004), most of which are guaranteed by Stratagene and secured by substantially all of the assets of Stratagene. The outstanding debt instruments contain restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. The debt instruments also restrict the payments of dividends to the Company’s stockholders. As of December 31, 2004, the Company was not in compliance with its fixed charge coverage ratio as a result of its election to prepay its term loan, which had a maturity date in 2006. The Company obtained an amendment to the credit agreement subsequent to December 31, 2004, which cured the violation. The Company was in compliance with all other covenants at December 31, 2004. Long-term debt and line of credit consist of the following :

	December 31,
	2004	2003
Reducing revolving line of credit not to exceed $9,000,000 bearing interest at LIBOR plus 2.55% (4.95% at December 31, 2004; 4.08% average rate for fiscal 2004); matures January 31, 2007; availability reduces $250,000 per month beginning May 31, 2006; debt held by subsidiary of the Company, guaranteed by the Company and secured by substantially all of its assets	$4,956,923	—

Convertible subordinated notes bearing interest at 15%. $9,000,000 converted into 1,753,604 shares of common stock upon the closing of the merger with Hycor (see Note 3)	—	$23,985,101

Debt held by subsidiary of the Company from bond indenture agreement with Bastrop County, Texas in the original principal amount of $9,100,000, at an average interest rate of 1.44% and 1.68% for the years ended December 31, 2004 and 2003, respectively (2.1% and 1.65% at December 31, 2004 and 2003, respectively); sinking fund payment of $735,000 required in April 2005, reducing to $240,000 per year through April 2021, and then to $175,000 in April 2022 when the bonds mature; proceeds are restricted to the purchase of land, building and equipment	4,750,000	5,620,000

Phenogenex promissory note totaling $637,500 and bearing interest at 7.5%; thirty-five monthly payments of $5,179 beginning July 2003, with a final payment of $596,938 due June 2006; secured by certain real property located in Jackson, Wyoming, which is the location of the Phenogenex operations; note was paid in full in July 2004	—	630,074

Vehicle financing totaling $156,486, interest up to 4.5%; notes paid in full during September 2004	—	146,504

	9,706,923	30,381,679

Current portion of long-term debt	735,000	920,062

Long-term debt, less current portion	$8,971,923	$29,461,617

     The aggregate maturities of long-term debt principal payments for each of the five years subsequent to December 31, 2004 are as follows:

Principal
Payment
Less than one year	$735,000
One year	240,000
Two years	5,196,923
Three years	240,000
Four years	240,000
Thereafter	3,055,000

Total	$9,706,923

8. Comprehensive Income

     Components of comprehensive income, net of income taxes, were as follows:

	Twelve Months Ended December 31,
	2004	2003	2002
Net income	$7,438,431	$3,252,138	$504,599
Foreign currency translation gain (loss)	124,019	(298,797)	(470,832)
Unrealized gains on securities	150	—	—

Comprehensive income, net of tax	$7,562,600	$2,953,341	$33,767

9. Related Party Transactions

     Activity for related parties during 2004, 2003, and 2002 is as follows:

     The Company had a promissory note in the amount of $240,000 due from two stockholders, one of which is an officer and director of the Company. The note was secured by a second deed of trust on certain real property located in San Diego County, California and bears interest at 8%, compounded annually. Principal and interest were due August 12, 2002. Upon failure to pay the note at maturity in 2002, the note provided for the interest rate to become 10%, compounded annually, on the entire remaining principal balance. At December 31, 2003, the outstanding balance of this note, net of interest paid, was $265,639. The note was paid in full in June 2004 (see Note 3). Total interest income for this note was $ 11,240, $23,913 and $11,089 for the years ended December 31, 2004, 2003 and 2002, respectively. A second promissory note in the amount of $250,000 with the same parties was also outstanding. This note was secured by a second mortgage on certain real property located in Wyoming and bore interest at 8%, compounded annually. Principal and interest was due upon the earlier of the sale of the related property or July 9, 2005. The second mortgage provided that the Company may, at its option, release the indebtedness, extend the due date, alter the terms of payment of the note, or alter, substitute or release property securing the indebtedness. At December 31, 2003, the outstanding balance of this note was $280,736, and the note was paid in full in December 2004. Total interest income for the years ended December 31, 2004, 2003 and 2002 was $21,686, $21,014 and $9,722, respectively.

     The Company had an unsecured note from a former employee totaling $55,122 at December 31, 2003, including interest, which was included in due from related party. The loan bears interest at 5% and was due on December 30, 2003. Total interest earned on this note was $0, $2,500 and $2,506 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company fully reserved the outstanding balance on this note as of December 31, 2003.

     Additional amounts due from related parties totaled $170,895 at December 31, 2003. Total interest earned on these notes was $1,553, $3,519 and $3,315 for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are comprised of an unsecured loan and a receivable due from a stockholder of Stratagene. The unsecured loan totaled $40,580 at December 31, 2003, including interest. The loan bore interest at 6% and was due on August 15, 2001. The note was paid in full in June 2004. The receivable totaled $130,315 at December 31, 2003, including interest. This receivable was paid in full in June 2004. See Note 3 for further information on the additional amounts with related parties.

     In June 2004, the Company entered into a promissory note payable to an officer of the Company in the principal amount of approximately $1,670,000. The promissory note had a 39-month term and an interest rate of 3.89% per annum. In December 2004, the Board of Directors approved the pre-payment in full of the outstanding principal and interest under the promissory note. Total interest paid for the year ended December 31, 2004 totaled $33,898.

     In June 2004, Dr. Sorge entered into a lock-up agreement with Hycor. Dr. Sorge agreed to vote all of the shares of Stratagene common stock he controls in favor of the merger with Hycor and in favor of a slate of directors containing two nominees for the board of directors of Stratagene recommended by the board of directors of Hycor. Dr. Sorge also agreed to use his reasonable best efforts to provide that one or more of the Hycor nominees are members of the audit, compensation and nominating committees of the Stratagene board of directors until after the second annual meeting of Stratagene after the closing of the merger.

10. Stockholders’ Equity

     Stratagene’s Common Stock — Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of legally available funds when declared by the board of directors, subject to the rights of any preferred stock.

     In July 2003, the Board of Directors approved a 1 for 2 reverse stock split of Stratagene’s common stock. Financial and share data appropriately reflect this reverse stock split.

     Registration Rights Agreement — In relation to the merger with Hycor in June 2004, Stratagene entered into a registration rights agreement with Dr. Sorge, pursuant to which Dr. Sorge was granted the right, subject to certain conditions, to require the registration of 2,000,000 shares of Stratagene common stock controlled by Dr. Sorge or one of his affiliates and customary piggyback registration rights to participate in other registrations.

     Stock Options — In 1996, Stratagene adopted a non-qualified stock option plan (the “Option Plan”), which provides for the grant of options to employees of Stratagene or a subsidiary of Stratagene to purchase up to 2,000,000 shares of Class B common stock at exercise prices of not less than the fair value of the Class B common stock. Options under the Option Plan vest over a period determined by Stratagene’s Board of Directors, but not longer than five years and three months after the grant date. In 2000, the Board of Directors offered all 1996 stock option plan holders who held Class B common stock options that were to expire in April 2001 the right to receive deferred compensation in consideration of their agreement to terminate the April 2001 options. The holders of these options received deferred compensation of $4.00 per share of Class B common stock less the stock option exercise price, plus accrued interest of 6.25% per annum. Interest was payable annually, with the principal payable in one lump sum on December 31, 2003. On December 31, 2003, the deferred compensation was paid in full including interest.

     In 2002, the Company offered an employee who held Class B common stock options that had expired the right to receive deferred compensation in consideration for terminating the options. The holder of the options received deferred compensation of $268,200, plus accrued interest of 6.25% per annum. Interest was payable annually, with the principal payable in one lump sum on June 30, 2004. The Company recognized selling and marketing compensation expense of $268,200 in 2002 and paid the principal in full on June 30, 2004. Also in 2002, the Company granted an employee options to purchase up to 59,550 shares of common stock based on the achievement of certain performance requirements. Because the number of options that will ultimately be issued was unknown at the grant date, the award was accounted for as variable. Stock compensation expense related to these options was $0 in 2004, 2003 and 2002, as the performance requirements had not been met. These options were terminated in connection with an amendment to the individual’s employment agreement.

     2000 Stock Option Plan, as amended and restated — In 2000, Stratagene adopted a non-qualified stock option plan (“Plan”), which provides for the grant of options to employees of Stratagene or a subsidiary of Stratagene and BCH or a subsidiary of BCH to purchase up to 2,000,000 shares of common stock at exercise prices of not less than the fair value of the common stock. Options under the 2000 Plan vest over a period determined by Stratagene’s Board of Directors, but not longer than five years. The options expire seven years after the grant date.

     In 2000, the Board of Directors approved the Plan, a form of Non-Qualified Stock Option Agreement (“Option Agreement”) to be used with the Plan, and the granting of options, effective December 31, 2000, to purchase an aggregate of 1,272,543 shares of common stock subject to the execution of the Option Agreements. For the years ended December 31, 2004, 2003 and 2002, options to purchase additional shares of common stock totaling 0, 335,871 and 200,978, respectively, were granted, subject to execution of the Option Agreements, in employment offer letters or by special grant of the Plan Administrator pursuant to the Plan.

     In 2004, prior to the completion of the merger with Hycor, Stratagene amended and restated its existing 2000 stock option plan. As amended and restated, the stock option plan permits the issuance of options to purchase an aggregate of 3,000,000 shares of common stock. Options under the amended and restated 2000 plan vest over a period determined by Stratagene’s Board of Directors, but not longer than five years. The options expire ten years after the grant date.

     In accordance with APB No. 25, the Company records compensation expense based on the fair value of stock-based awards to non-employees. The fair value for these options is based on the Black-Scholes pricing model using the assumptions described in Note 2, Accounting for Stock-Based Compensation. The Company recognized $357,171, $25,235 and $24,097 of stock-based compensation expense, which has been recorded in research and development expense for the years ended December 31, 2004, 2003 and 2002, respectively.

     2004 Independent Directors Option Plan — In June 2004, the Company adopted a director’s stock option plan for its independent directors. Approximately 300,000 shares of the Company’s common stock have been reserved for issuance under this plan. The independent directors each received an automatic award of an option to purchase 20,000 shares of common stock under the director’s stock option plan upon initial appointment or election to the Company’s board of directors and, thereafter, will receive an automatic award of an option to purchase up to 10,000 shares of common stock at each annual meeting occurring during their term as a member of Stratagene’s board of directors. The options vest in three equal annual installments on the anniversary date of such grant and expire ten years after the grant date. The price per share of these options shall equal 100% of the fair market value of a share of common stock on the date the option was granted.

     The following table summarizes option activity for all plans:

		Weighted-
		average
		Exercise
	Options	Price
Outstanding, January 1, 2002	1,682,942	$10.66
Granted	200,978	10.82
Exercised	—	—
Forfeited	(350,591)	11.72

Outstanding, December 31, 2002	1,533,329	$10.44
Granted	335,870	8.44
Exercised	—	—
Forfeited	(420,177)	9.00

Outstanding, December 31, 2003	1,449,022	$10.34
Options assumed from Hycor in the merger	756,822	5.34
Granted	1,514,960	8.75
Exercised	(184,829)	3.34
Forfeited	(540,566)	10.05

Outstanding, December 31, 2004	2,995,409	$8.76

     The following table summarizes information about Stratagene stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	average	Weighted-	Exercisable	Weighted-
	as of	Remaining	average	as of	average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2004	Life (in Years)	Price	2004	Price
$1.63-$8.00	674,445	5.24	$5.89	363,323	$5.43
$8.11	536,250	9.46	8.11	60,750	8.11
$8.47-$9.00	260,500	7.47	8.59	56,125	9.00
$9.34	818,960	9.42	9.34	—	—
$9.60-$11.50	237,572	2.97	10.14	200,220	10.12
$12.00	467,682	3.30	12.00	345,024	12.00

	2,995,409	6.85	$8.76	1,025,442	$8.91

     In April 2004, 41,250 shares were delivered to an officer on a deferred basis pursuant to an option exercised in 2001. During 2004, 2003 and 2002, the Company recognized $101,172, $47,346 and $(26,568) of general and administrative expense (benefit) associated with this transaction, respectively.

     Employee Stock Purchase Plan — In June 2004, the Company adopted the Stratagene Corporation Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the board of directors. Under the terms of the ESPP, purchases are made quarterly. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower. The initial quarterly purchase period began on July 1, 2004. During 2004, 25,856 shares of common stock were issued under the ESPP from proceeds of $157,022.

11. Phantom Stock Plan

     Through December 2000, Stratagene California had a phantom stock plan whereby employees with one year of service could receive their bonus in the form of cash or phantom stock.

     On December 20, 2000, the Company terminated its phantom stock plan and canceled the outstanding phantom stock rights and phantom stock option rights. Each holder of phantom stock received aggregate consideration of $4.40 per phantom stock right, payable in cash or a promissory note, plus accrued interest of 6.25% per annum. Total cash payments for the year ended December 31, 2000 were $191,214 and total note obligations were $217,229 payable in one lump sum on December 31, 2003 with interest paid annually. On December 31, 2003, these notes were paid in full, including interest. Each holder of phantom stock option rights received consideration of $4.40 per phantom stock option right less the applicable phantom stock option exercise price, payable in cash or deferred compensation, plus accrued interest of 6.25% per annum. Total cash payments for the year ended December 31, 2000 were $359,790 and total deferred compensation was $536,266 payable in one lump sum on December 31, 2003 with interest paid annually. On December 31, 2003, the deferred compensation was paid in full, including interest.

12. Income Taxes

     Components of income tax expense of the Company are as follows:

	2004	2003	2002
Current:
Federal	$2,617,912	$1,345,136	$796,871
State	174,550	58,142	(16,673)
Foreign	38,906	15,696	9,413

	2,831,368	1,418,974	789,611

Deferred:
Federal	450,792	461,825	112,488
State	(22,160)	8,522	(83,098)
Foreign	—	(4,077)	31,639

	428,632	466,270	61,029

Income tax expense	$3,260,000	$1,885,244	$850,640

     The actual income taxes differ from the expected income taxes (computed by applying the federal income tax rate of 34% to the Company’s earnings before income taxes) as follows:

	2004	2003	2002
Computed expected federal income taxes of the Company	$3,637,467	$1,746,710	$454,790
Foreign operations, net of tax	253,118	(115,922)	(72,179)
State income taxes, net of federal benefit	93,727	43,999	(34,116)
General business credits	(185,191)	(165,677)	(170,751)
BCH (income) loss not included in corporate group	(570,689)	288,523	560,582
Non-deductible expenses and other, net	31,568	87,611	112,314

	$3,260,000	$1,885,244	$850,640

     The Company estimates a provision for income taxes for all tax jurisdictions in which it operates. During 2004, Stratagene merged with Hycor and will file consolidated tax returns that include the results of operations of Hycor subsequent to the merger date. In connection with the allocation of purchase price to the net assets of Hycor, Stratagene recorded the fair value of the Hycor deferred tax assets as of the merger date. The net deferred tax assets of Hycor were approximately $2.5 million and primarily related to net operating loss (“NOL”) carryforwards, research and other credits and temporary differences between the book and tax basis of the Hycor net assets recorded at the merger date. These net operating losses and credits are subject to an annual limitation by Section 382 of the Internal Revenue Code and have a 20 year life. Stratagene believes that the Hycor NOLs and other credits recorded under purchase accounting will be realized within the carryforward periods.

     Deferred income taxes result from temporary differences between the tax basis of an asset or a liability and its reported amount in the accompanying consolidated balance sheets. The components of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Accounts receivable	$284,631	$363,089
Inventories	1,372,872	800,706
Accrued expenses and other liabilities	1,139,405	700,968
Long-term debt, net	49,311	59,936
General business credits	1,675,539	501,320
Net operating losses	2,292,062	168,317

Deferred tax assets	6,813,820	2,594,336
Deferred tax liabilities:
State taxes	(379,753)	(177,156)
Patents	(983,241)	(828,464)
Property and equipment	(315,108)	(767,948)
Acquired intangibles and other	(908,063)	—

	(2,586,165)	(1,773,568)
Valuation allowance	(2,008,540)	—

Net deferred tax assets	$2,219,115	$820,768

     At December 31, 2004, the Company had approximately $900,000 of federal NOL carryforwards, approximately $500,000 of federal research credits and approximately $1,100,000 of state research credits. Utilization of a portion of the federal NOLs has been limited due to a change in ownership by Section 382 of the Internal Revenue Code. The Company recognizes state research credits when they are generated. Excess credits are recognized and will be used to offset future taxable income, as management believes it is more likely than not that the credits will be utilized. The state research credits have an indefinite carryforward period.

     At December 31, 2004, the Company had $5,400,000 of foreign NOL carryforwards. These foreign NOLs have an indefinite carryforward period. The Company has established a valuation allowance for the full amount of the foreign NOLs based on an evaluation of the history of operating profitability of each operation and the projection of the future taxable income for each entity. Approximately $1.4 million of the valuation allowance relates to acquired NOLs, which to the extent recognized in the future will result in a reduction of goodwill.

     Concurrent with the closing of the Hycor merger, the Company acquired the assets of BCH, which consists of substantially limited liability companies that are treated as partnerships for income tax purposes. Through the acquisition date, any related income tax liabilities were the responsibility of the members of BCH, and the Company did not reflect a provision for income taxes. Beginning on June 2, 2004, Stratagene has provided a provision for income taxes in the consolidated statements for the results of operations of BCH.

13. Commitments and Contingencies

     Operating Lease Commitments — The Company leases certain facilities and equipment under noncancelable operating leases, with equipment leases expiring through January 2007 and facility leases for the Company’s headquarters in La Jolla and its other offices expiring on various dates between September 30, 2005 and September 30, 2008. Total rental expense under all operating leases was $1,686,494, $1,215,123 and $1,458,755 in 2004, 2003 and 2002, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum
Payment
2005	$2,107,937
2006	2,029,867
2007	1,783,001
2008	766,948
2009	—

Total	$6,687,753

     License Agreements — In connection with its research and development efforts, Stratagene has entered into various license agreements with unrelated third parties which provide Stratagene with rights to develop, produce and market products using certain technologies and patent rights maintained by the third parties. The terms of the various agreements require Stratagene to pay royalties ranging from 1% to 30% of sales on products which have been produced using the technologies. Such agreements generally provide for terms that commence upon execution and continue until expiration of the last patent relative to the technology. During 2004, 2003 and 2002, royalty expenses under the aforementioned license agreements were approximately $4,281,000, $3,805,000 and $4,376,000, respectively, and were included in cost of products sold in the accompanying consolidated statements of operations.

     Royalty Payments — Accrued expenses and other liabilities at December 31, 2004 and 2003 include $4.1 million and $1.7 million, respectively, of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the respective balance sheet date. The Company has accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003, such royalty payments have been withheld by the Company while the Company evaluates a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Stratagene’s financial position or results of operations could be materially affected if the parties subsequently determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expires in the United States in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Once the patents expire, Stratagene will no longer be required to pay royalties on future product sales related to these PCR process patents, which will result in an approximately $450,000 per quarter reduction in royalty expense beginning in the second quarter of 2005 and an additional $150,000 reduction beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.

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

     Takara Bio

     In November 2002, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Takara Bio with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction, monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Takara filed a counterclaim in a separate action in the United States District Court for the Southern District of California. By its counterclaim, Takara seeks joint ownership of Stratagene’s ‘772 patent. In June 2003, Stratagene successfully moved to transfer the California action to Maryland. In August 2003, the Maryland district court denied Takara’s motion to dismiss or transfer the complaint, and the cases have been consolidated for pretrial and trial. The parties entered into a joint stipulation, effective as of December 1, 2004, to stay the proceedings to continue to pursue settlement of this action. No trial date is currently set.

     Third Wave Technologies

     In September 2004, Stratagene was sued by Third Wave Technologies, Inc. in the United States District Court for the Western District of Wisconsin. The complaint alleges that Stratagene infringes United States patent nos. 6,348,314 and 6,090,543, and has induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale or selling assays employing cleavage of nucleic acids. Third Wave seeks a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it does not infringe a valid or enforceable claim of either patent. Stratagene has also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. Stratagene is seeking an award of its fees and costs incurred in defending itself in this action.

     Applera Corporation

     In November 2004, Stratagene received notice of a patent infringement suit filed by Applera Corporation against it and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. In December 2004, Stratagene filed its answer to the complaint responding that it does not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. An estimate of the possible loss or range of loss cannot be made at this time and Stratagene is unable to determine whether the outcome of the litigation could have a material impact on its results of operations or financial condition in any future period.

     Ariadne Genomics

     In March 2005, the Company filed a demand for arbitration against Ariadne Genomics for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement (the "Agreement") between the parties. In particular, Stratagene seeks to confirm that it holds the exclusive right to market, sell and distribute the software products covered by the Agreement and all upgrades thereof in any country or territory in the world, except Japan, for the duration of the term of the Agreement. Further, Stratagene seeks to confirm that it is the party entitled to ownership and use of the trademark "Pathway Assist" or, alternatively, that neither party may use that name. The matter is currently pending before the American Arbitration Association of San Diego, California; the respondent has not yet filed an answering statement or any cross claims.

     Other Legal Matters

     Pursuant to the terms of a litigation settlement in 2002, Stratagene is entitled to receive 35,290 shares of a European company. Stratagene received 11,763 shares in August 2004 and an additional 11,764 shares in September 2004. These shares were sold and converted into cash upon receipt, resulting in a gain of approximately $664,000 in other income during the quarter ended September 30, 2004. Because of uncertainties in the collectibility of the remaining 11,763 shares, the Company has not recorded any gain related to these remaining shares as of December 31, 2004.

     401(k) Savings Plan — The Company has a qualified 401(k) Employee Savings Plan (the “Savings Plan”) available to substantially all full-time employees over the age of 21.

     The Company matches 25% of the contributions of employees with one to three years of service up to a maximum of $1,000, 25% of the contributions of employees with three to six years of service up to a maximum of $1,750, and 30% of the contributions of employees with six or more years of service up to a maximum of $2,500. The contributions vest immediately. The company matching expense for the years ended December 31, 2004, 2003 and 2002 was $242,669, $194,621 and $185,138, respectively.

     Employment Agreements — Stratagene has entered into employment agreements with certain of its officers, which expire from June 2006 to June 2007 with salary ranges from approximately $181,000 to $450,000. These agreements generally provide for severance benefits if the officer is terminated by Stratagene other than for cause, as defined in the employment agreements. See Note 3 for a summary of Dr. Sorge’s new employment agreement.

     Manufacturing move to Texas — In June 2004, the Company made the decision to move the remaining manufacturing operations it conducts in San Diego, California to its primary manufacturing facility near Austin, Texas. The products affected by this move represent approximately 30% of total product sales for the twelve months ended December 31, 2004. As a result of the move, the

Company will incur relocation and severance costs for employees affected by the transition. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company has estimated the employee severance costs associated with the move and has charged those costs to expense ratably over the future service period. Management has estimated the costs to be approximately $110,000, which will be recognized as expense from July 2004 through March 2005. Approximately $73,000 of expense was recorded in 2004. The entire estimated obligation is expected to be paid by the Company at the end of the first quarter of 2005.

14. Segment Information

     The Company operates in two business segments: research supplies and medical diagnostics. The segment information provided for the years ended December 31, 2004, 2003 and 2002 includes only seven months of medical diagnostics segment information in 2004, due to the establishment of separate reporting segments by the Company in connection with the Hycor merger on June 2, 2004.

		Twelve Months Ended
	December 31, 2004
	Research	Medical
	Supplies	Diagnostics	Total
Product sales from external customers	$71,460,980	$13,351,623	$84,812,603
Income before income taxes (1)	$7,188,899	$3,509,532	$10,698,431

		Twelve Months Ended
	December 31, 2003
	Research	Medical
	Supplies	Diagnostics	Total
Product sales from external customers	$69,702,650	$—	$69,702,650
Income before income taxes (1)	$5,137,382	$—	$5,137,382

		Twelve Months Ended
	December 31, 2002
	Research	Medical
	Supplies	Diagnostics	Total
Product sales from external customers	$64,511,818	$—	$64,511,818
Income before income taxes (1)	$1,335,239	$—	$1,335,239

(1)	Income before income taxes related to the Research Supplies segment includes impairment charges on long-lived assets and the equity in income (loss) of joint venture.

     At December 31, 2004 and 2003, total assets for each business segment were as follows:

	2004			2003
	Research	Medical		Research	Medical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Total assets	$38,202,779	$42,128,921	$80,331,700	$38,587,857	$—	$38,587,857

     Information about the Company’s products by market category and operations by geographic location for the years ended December 31, 2004, 2003 and 2002 is shown below:

Market Category Information:	2004	%	2003	%	2002	%
Product sales by market categories:
Genetic analysis	$43,592,400	51.4%	$41,258,877	59.2%	$35,394,269	54.9%
Protein analysis and cell biology	12,909,065	15.2%	10,561,318	15.1%	9,885,292	15.3%
Gene discovery	9,661,546	11.4%	11,921,401	17.1%	15,026,034	23.3%
Urinalysis	6,265,786	7.4%	—		—
Allergy	5,811,118	6.8%	—		—
Autoimmune	985,103	1.2%	—		—
Other	5,587,585	6.6%	5,961,054	8.6%	4,206,223	6.5%

	$84,812,603	100%	$69,702,650	100.0%	$64,511,818	100.0%

Geographic Information:	2004	%	2003	%	2002	%
Product sales by geographic region(a):
U.S	$61,335,195	72.3%	$51,889,266	74.4%	$49,224,467	76.3%
Netherlands	19,048,552	22.5%	17,813,384	25.6%	15,287,351	23.7%
Japan	1,187,017	1.4%	—	—%	—	—%
Scotland	1,128,987	1.3%	—	—%	—	—%
Germany	2,112,852	2.5%	—	—%	—	—%

	$84,812,603	100.0%	$69,702,650	100.0%	$64,511,818	100.0%

(a) Product sales by geographic region are presented based on the shipping point of the product.

     Long-lived assets by geographic region at December 31, 2004 and 2003 are as follows:

	2004	2003
U.S	$45,643,613	$13,565,885
Netherlands	202,736	285,021
Japan	199,137	150,953
Scotland	117,296	—
Germany	249,261	—

	$46,412,043	$14,001,859

15. Transactions in Joint Venture

     Until December of 2004, the Company had a 49% minority interest in a limited partnership (“LP”) that operated a research lab. This investment was accounted for using the equity method of accounting. On June 1, 2004, prior to the BCH asset acquisition by the Company (Note 3), the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The consolidated financial statements reflect a $1.8 million gain in equity in earnings of joint venture for BCH’s share of the realized gain on the sale of these assets. The taxes attributable to the gain are the responsibility of the members of BCH and accordingly, the consolidated financial statements do not include a provision for income taxes on this $1.8 million gain. The LP made a partial distribution of the cash proceeds to BCH on June 1, 2004. In turn, BCH made a distribution to its members to pay for the taxes related to the sale in the amount of $476,280.

     On December 23, 2004, the Company’s rights and interests in the LP were redeemed by the LP. In return, the Company received cash consideration of approximately $1.0 million and recorded a non-operating loss of approximately $0.2 million for the difference between the carrying basis in the entity on December 23, 2004 and the consideration received. As a result of the redemption transaction, the Company has rights to additional amounts realized by the LP from future royalty streams and future clinical trial revenues. These amounts will be recorded by the Company as other non-operating income in future periods when the amounts are known and the collection is assured.

16. Selected Quarterly Data (unaudited)

     Quarterly financial data for the year ended December 31, 2004 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$19,422,022	$19,746,529	$23,076,572	$22,567,480
Gross profit	13,496,437	12,621,319	14,989,050	14,381,579
Net income	2,073,912	1,459,277	2,208,794	1,696,448
Basic net income per share	$0.13	$0.08	$0.10	$0.08
Diluted net income per share	$0.13	$0.08	$0.10	$0.08

     Quarterly financial data for the year ended December 31, 2003 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$16,875,658	$17,025,245	$16,870,659	$18,931,088
Gross profit	11,582,829	11,791,621	11,190,891	11,992,295
Net income	1,274,675	1,132,197	607,880	237,386
Basic net income per share	$0.08	$0.07	$0.04	$0.02
Diluted net income per share	$0.08	$0.07	$0.04	$0.02

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

     Item 9A. Controls and Procedures

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

     The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except as noted below under “Changes in Internal Control,” the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     Changes in Internal Control

     There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     However, as disclosed in the Company’s registration statement on Form S-4 relating to the merger transaction with Hycor, in connection with its audits of the Company’s fiscal 2002 and 2003 financial statements, Deloitte & Touche LLP, the Company’s independent registered public accounting firm, identified the absence of qualified senior accounting personnel within the Company’s finance department during parts of 2002, 2003 and 2004 as a reportable condition pursuant to standards established by the American Institute of Certified Public Accountants. A “reportable condition” is a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Deloitte & Touche LLP indicated that this lack of qualified senior staffing in the Company’s finance department resulted in a diminished ability to record, process, summarize and report financial data on a timely and accurate basis. Accordingly, Deloitte & Touche LLP recommended that the Company hire qualified senior accounting personnel, including a chief financial officer and a director of finance, to ensure that accounting information and records are prepared and reviewed in a timely manner.

     In connection with the closing of the merger transaction with Hycor in June 2004, Reginald P. Jones, the former chief financial officer of Hycor, became the chief financial officer of the Company. In addition, in May 2004 the Company hired a new director of finance. As a result of the hiring of Reginald P. Jones as the Company’s new chief financial officer in connection with the closing of the merger and the other additions made to the Company’s finance department in 2004, the Company is confident that it has taken the appropriate steps to remedy the reportable condition described above.

     Item 9B. Other Information

     None.

PART III.

     Item 10. Directors and Executive Officers of the Registrant

     The information required by this item will be contained in Stratagene’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of the fiscal year ended December 31, 2004, and which is incorporated in this report by reference.

     Item 11. Executive Compensation

     The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference; provided, however, that the Compensation Committee Report on Executive Compensation and the Performance Graph (1) shall not be deemed incorporated by reference in this Annual Report on Form 10-K and (2) shall not otherwise be deemed “filed” as part of this Annual Report on Form 10-K.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

     Item 13. Certain Relationships and Related Transactions

     The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

     Item 14. Principal Accountant Fees and Services

     The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) List the following documents filed as a part of this report:

          1. Financial statements.

          The Consolidated Financial Statements required by this Item are included in Part II, Item 8 of this Annual Report on Form 10-K beginning on page 30.

          2. List of financial statement schedules.

          The financial statement schedules listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

          3. List of exhibits.

          The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

     (b) Exhibits.

     The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Reorganization dated as of July 24, 2003 by and among the registrant, SHC Acquisition Sub, Inc. and Hycor Biomedical Inc.

2.2(1)	Amendment No. 1 to Agreement and Plan of Reorganization dated as of December 29, 2003 by and among the registrant, SHC Acquisition Sub, Inc. and Hycor Biomedical Inc.

2.3(1)	Amendment No. 2 to Agreement and Plan of Reorganization dated as of February 25, 2004 by and among the registrant, SHC Acquisition Sub, Inc. and Hycor Biomedical Inc.

3.1(2)	Second Amended and Restated Certificate of Incorporation of the registrant

3.2(2)	Amended and Restated Bylaws of the registrant

4.1(1)	Specimen common stock certificate of the registrant

4.2(2)	Registration Rights Agreement dated as of June 2, 2004 by and among the registrant and Dr. Joseph A. Sorge, the J. A. Sorge Trust I, the J. A. Sorge Trust II, the J. A. Sorge Trust III, the J. A. Sorge Trust IV, Biosense Partners, L.P. and the Joseph A. Sorge Charitable Remainder Trust dated December 26, 2002

4.3(1)	Form of Lock-up Agreement executed by Dr. Joseph A. Sorge for the benefit of Hycor Biomedical Inc.

10.1(3) #	The Year 2000 Stock Option Plan of the registrant, as amended and restated

10.2(3) #	The 2004 Independent Directors Option Plan of the registrant

10.3(3) #	Employee Stock Purchase Plan of the registrant

10.4(3) #	Hycor Biomedical Inc. 2001 Stock Option Plan

10.5(3) #	Hycor Biomedical Inc. 1992 Incentive Stock Plan

10.6(3) #	Hycor Biomedical Inc. Nonqualified Stock Option Plan For Non-Employee Directors

10.7(2) #	Amended and Restated Employment Agreement dated as of June 2, 2004 by and between the registrant and Dr. Joseph A. Sorge

10.8(1) #	Amended Employment Agreement dated as of September 1, 2002 by and between the registrant and

Exhibit
Number	Description
John R. Pouk

10.9(4) #	First Amendment to Restated Employment Agreement dated as of January 27, 2005 by and between the registrant and John R. Pouk

10.10(1)	Loan Agreement dated as of April 1, 1997 by and between Bastrop County Industrial Development Corporation and BioCrest Manufacturing, L.P., a wholly owned subsidiary of the registrant

10.11(1) †	Thermal Cycler Supplier Authorization Agreement dated as of January 1, 1995 by and between The Perkin-Elmer Corporation and Stratagene California (formerly known as Stratagene), a wholly owned subsidiary of the registrant

10.12(1) †	Patent License Agreement dated as of July 26, 1994 by and between Roche Molecular Systems, P. Hoffmann-La Roche Ltd. and Stratagene California (formerly known as Stratagene), a wholly owned subsidiary of the registrant

10.13(1)	Lease Agreement by and between Slough TPSP LLC and Stratagene California (formerly known as Stratagene), a wholly owned subsidiary of the registrant, for 11011 North Torrey Pines Road, La Jolla, California

10.14(1)	Credit Agreement dated as of January 21, 2004 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.

10.15(5)	Amendment No. 1 to Credit Agreement dated as of May 26, 2004 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.

10.16(5)	Amendment No. 2 to Credit Agreement dated as of September 28, 2004 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.

10.17	Amendment No. 3 to Credit Agreement dated as of February 24, 2005 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.

21.1	List of subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-4 (No. 333-109420) filed on October 2, 2003, as amended.

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-116544) filed on June 16, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K filed on February 1, 2005.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2004.

#	Indicates a management contract or compensatory plan or arrangement.

†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. An unredacted version of this exhibit was filed separately with the Secretary of the Commission pursuant to the registrant’s Application Requesting Confidential Treatment pursuant to Rule 406 under the Securities Act.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of Stratagene Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (c) Financial Statement Schedules.

          The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description	Page
II	Valuation and Qualifying Accounts	63

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005	STRATAGENE CORPORATION

	By:	/s/ Joseph A. Sorge

Joseph A. Sorge, M.D.
Chairman of the Board, Chief Executive Officer and President

	By:	/s/ Reginald P. Jones

Reginald P. Jones
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Sorge Joseph A, Sorge, M.D.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2005

/s/ Reginald P. Jones Reginald P. Jones	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005

/s/ Carlton J. Eibl Carlton J. Eibl	Director	March 30, 2005

/s/ Robert C. Manion Robert C. Manion	Director	March 30, 2005

/s/ J. David Tholen J. David Tholen	Director	March 30, 2005

/s/ John C. Reed John C. Reed	Director	March 30, 2005

Schedule II

STRATAGENE CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts receivable

2002	396,198	124,857	3,474	517,581

2003	517,581	473,503	235	990,849

2004	990,849	(220,734)	3,343	766,772

Allowance for excess, obsolete and short-dated inventories

2002	1,523,364	814,664	465,908	1,872,121

2003	1,872,121	494,931	552,765	1,814,287

2004	1,814,287	1,730,830	216,117	3,329,000