Form 10-Q
period 2005-03-31
STRATAGENE  CORP
filed 2005-05-12
CIK 1108674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2005

Common Stock, $0.0001 Par Value	22,050,566

STRATAGENE CORPORATION

Quarterly Report on Form 10-Q

     Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,921,443	$4,890,458
Marketable debt securities	65,209	197,125
Cash — restricted related to bond indenture	745,012	582,995
Accounts receivable, less allowance for doubtful accounts and sales returns of $576,545 and $766,772 at March 31, 2005 and December 31, 2004, respectively	12,124,686	11,059,464
Income taxes receivable	—	269,861
Inventories	13,552,178	12,986,910
Deferred income tax assets	1,969,990	2,002,013
Prepaid expenses and other current assets	2,247,680	1,713,729

Total current assets	34,626,198	33,702,555
Property and equipment, net	11,832,368	12,111,957
Other assets	614,732	541,091
Deferred income tax assets	213,735	217,102
Goodwill	27,234,214	27,234,214
Intangible assets	6,511,902	6,524,781

Total assets	$81,033,149	$80,331,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,632,785	$4,129,171
Accrued expenses and other liabilities	9,408,627	9,877,253
Current portion of long-term debt	735,000	735,000
Deferred revenue, current	1,093,658	1,062,288
Income taxes payable	1,172,287	—

Total current liabilities	17,042,357	15,803,712
Deferred revenue	338,769	395,881
Long-term debt, less current portion	5,218,410	8,971,923
Other liabilities	302,914	—

Total liabilities	22,902,450	25,171,516

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 22,048,965 and 22,029,430 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2,205	2,203
Additional paid-in capital	53,039,436	52,880,192
Unearned stock-based compensation	(289,234)	(420,677)
Retained earnings	6,450,103	3,514,811
Accumulated other comprehensive loss	(1,071,811)	(816,345)

Total stockholders’ equity	58,130,699	55,160,184

Total liabilities and stockholders’ equity	$81,033,149	$80,331,700

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$24,600,040	$19,422,022

Costs and expenses:
Cost of products sold	8,466,028	5,925,585
Research and development	2,888,610	2,520,613
Selling and marketing	4,992,706	4,054,463
General and administrative	4,106,387	3,093,867
Impairment of long-lived assets	20,025	51,238

Total costs and expenses	20,473,756	15,645,766

Income from operations	4,126,284	3,776,256

Other income and expenses:
Loss on foreign currency transactions	(113,850)	(129,301)
Equity in loss of joint venture	—	(24,214)
Other income, net	532,707	84,762
Interest expense	(99,043)	(693,773)
Interest income	5,121	67,478

Total other income (expense)	324,935	(695,048)

Income before income taxes	4,451,219	3,081,208
Income tax expense	(1,515,927)	(1,007,296)

Net income	$2,935,292	$2,073,912

Earnings per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13

Weighted average shares:
Basic	22,031,472	15,632,668
Diluted	22,130,834	15,632,668

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,935,292	$2,073,912
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of joint venture	—	24,214
Depreciation and amortization	955,513	629,668
Impairment of long-lived assets	20,025	51,238
Stock-based compensation	179,460	41,155
Bad debt expense	(53,176)	101,952
Excess and obsolete inventory expense	115,784	(46,573)
Loss on disposal of assets	3,095	1,107
Interest accrued on notes receivable from stockholders	—	(47,741)
Accretion of interest on long-term debt	(3,513)	509,787
Deferred income taxes	16,761	24,165
Changes in assets and liabilities:
Foreign currency exchange contracts	—	(173,421)
Accounts receivable	(1,203,684)	(521,899)
Inventories	(781,562)	(218,590)
Prepaid expenses and other current assets	(554,759)	(580,617)
Due from related party	—	(19,557)
Other assets	(80,411)	138,041
Accounts payable	633,897	(756,581)
Accrued expenses and other liabilities	(287,438)	950,789
Deferred revenue	(19,654)	(208,560)
Other liabilities	302,914	—
Income taxes payable	1,268,617	541,649

Net cash provided by operating activities	3,447,161	2,514,138

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	130,000	—
Purchases of property and equipment	(391,582)	(166,499)
Additions to intangible assets	(320,898)	(283,435)
Changes in restricted cash	(162,679)	(215,999)

Net cash used in investing activities	(745,159)	(665,933)

(Continued)

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from financing activities:
Principal payments on long-term debt	—	(14,944,645)
Issuance of long-term debt	—	6,000,000
Borrowings under line of credit	—	8,128,773
Payments under line of credit	(3,750,000)	—
Proceeds from issuance of common stock	95,983	—

Net cash used in financing activities	(3,654,017)	(815,872)
Effects of foreign currency exchange rates on cash	(17,000)	30,367

Net increase (decrease) in cash	(969,015)	1,062,700
Cash at beginning of period	4,890,458	2,003,762

Cash at end of period	$3,921,443	$3,066,462

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$75,678	$55,963
Income taxes	$46,684	$443,963

(Concluded)

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

1. Basis of Presentation

     The consolidated financial statements of Stratagene Corporation and its subsidiaries (“Stratagene” or the “Company”) for the three months ended March 31, 2005 and 2004 are unaudited. These financial statements include all adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2005 and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 2005 and 2004.

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

     These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements but reflect all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

2. Proforma Financial Information

     The results of operations of Hycor have been included in the accompanying consolidated financial statements of Stratagene from the date of acquisition. However, the following unaudited pro forma information assumes that the June 2, 2004 Hycor merger occurred on January 1, 2004. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the three months ended March 31, 2004 are as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
		(pro forma)
Revenues	$24,600,040	$24,890,844
Net income	$2,935,292	$2,779,653
Earnings per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.12

Weighted average shares:
Basic	22,031,472	21,827,069
Diluted	22,130,834	22,309,340

     The unaudited pro forma information presented above the three months ended March 31, 2004 has been adjusted for charges for material, nonrecurring items that include the following:

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

3. Earnings Per Share (“EPS”)

     Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effects of the Company’s outstanding options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Weighted average shares:
Basic	22,031,472	15,632,668
Effect of dilutive common stock options	99,362	—

Diluted	22,130,834	15,632,668

     Options outstanding totaling 2,691,728 and 1,368,994 for the three month periods ended March 31, 2005 and 2004, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

4. Accounting for Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

     Pro forma information regarding net income is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The value for Stratagene employee stock options was estimated at the dates of grant using the minimum value method of SFAS No. 123 from the inception date of the applicable stock option plan through June 2, 2004 and fair value for all option grants made subsequent to that date using the Black-Scholes pricing model. Fair value for Hycor employee stock options assumed by Stratagene in the Hycor merger was estimated at the dates of grant using the Black-Scholes pricing model for all option grants. For options granted that have multiple cliff vesting periods, the Company amortizes compensation cost using the graded vesting method prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans. The following weighted average assumptions were used for the three month periods ended March 31, 2005 and for the full year ended December 31, 2004, respectively:

	2005	2004
Risk free interest rate	4.0%	4.0%
Dividend yield	0%	0%
Volatility factor	45%	45%
Expected life (in years)	6 years	6 years
Resulting average fair value	$2.25	$3.69

     If the computed fair values of the stock options granted in 2004 and 2003 had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net income as reported	$2,935,292	$2,073,912
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	35,765
Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(2,099,119)	(1,255)

Pro forma net income	$836,173	$2,108,422

Earnings per common share:
Basic – as reported	$0.13	$0.13
Basic – pro forma	$0.04	$0.13
Diluted – as reported	$0.13	$0.13
Diluted – pro forma	$0.04	$0.13

     The acceleration of certain outstanding employee stock options in the first quarter of 2005 impacted the proforma stock-based compensation expense determined under SFAS No. 123 presented in the table above. On March 31, 2005, the Compensation Committee of the Board of Directors of the Company accelerated the vesting of certain unvested non-qualified stock options previously awarded to the executive officers and other employees under the Company’s Amended and Restated Year 2000 Stock Option Plan that had an exercise price greater than or equal to $8.05, the closing price of the Company’s common stock on the date preceding the Compensation Committee’s action. Options to purchase approximately 1.2 million shares of common stock (of which approximately 905,000 shares are subject to options held by executive officers) were subject to this acceleration. Options held by non-employee directors and advisory board members and “incentive stock options” were not included in the acceleration.

     Because these options had exercise prices at or in excess of the fair market value of the Company’s common stock at the time they were accelerated, and were not fully achieving their original objectives of incentive compensation and employee retention, the Company believes that the acceleration had a positive effect on employee morale, retention and perception of option value. The acceleration will eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of SFAS No. 123(R), Share-Based Payment, which becomes effective for the Company’s first quarterly reporting period in 2006. The future expense that is eliminated beginning in 2006 as a result of the acceleration of the vesting of these options is approximately $1.6 million, or approximately $1.0 million net of tax, of which approximately $1.2 million, or $775,000 net of tax, is attributable to options held by executive officers.

     Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measured. The fair value for these options is based on the Black-Scholes pricing model using the assumptions described above. The Company recognized $48,017 and $5,390 of stock-based compensation expense for the three months ended March 31, 2005 and 2004, respectively. The expense was recorded in research and development expense and the total deferred charges for options granted to non-employees are periodically re-measured as the underlying options vest and are included in additional paid-in capital in the financial statements.

5. Balance Sheet Information

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Raw materials and supplies	$5,240,293	$5,710,213
Work-in-process	3,738,485	3,067,593
Finished goods	4,573,400	4,209,104

Total	$13,552,178	$12,986,910

     Intangible Assets and Goodwill

     The following sets forth the Company’s intangible assets by major asset class:

		March 31, 2005			December 31, 2004
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Intangible assets subject to amortization:
Amortizable patents and other	2 – 7 years	$7,603,981	$3,559,296	$4,044,685	$7,303,757	$3,324,128	$3,979,629
Amortizable intangible assets	1 – 5 years	$1,189,000	$296,783	$892,217	$1,189,000	$218,848	$970,152
Intangible assets not subject to amortization:
Non-amortizable intangible assets		$1,575,000	$—	$1,575,000	$1,575,000	$—	$1,575,000
Goodwill		$27,234,214	$—	$27,234,214	$27,234,214	$—	$27,234,214

		$37,602,195	$3,856,079	$33,746,116	$37,301,971	$3,542,976	$33,758,995

     Amortizable patents and other includes costs incurred in connection with patent applications, which consist principally of legal fees. Amortizable intangible assets, non-amortizable intangible assets and goodwill were established in connection with the merger with Hycor.

     Amortization expense totaled approximately $313,000 and $102,000 for the three months ended March 31, 2005 and 2004, respectively.

     Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2005	2004
Accrued compensation	$2,243,396	$3,008,605
Accrued royalties	5,399,113	4,825,246
Warranty	264,922	333,277
Other accrued expenses and liabilities	1,501,196	1,710,125

Total	$9,408,627	$9,877,253

6. Stockholders’ Equity

The following table summarizes equity transactions during the three months ended March 31, 2005:

			Additional	Unearned		Accumulated Other	Total
	Common Stock		Paid-in	Stock-based	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss	Equity
Balance as of January 1, 2005	22,029,430	$2,203	$52,880,192	$(420,677)	$3,514,811	$(816,345)	$55,160,184
Amortization of unvested options acquired in the Hycor merger	—	—	—	131,443	—	—	131,443
Common stock issued for employee stock purchase plan	11,222	1	73,952	—	—	—	73,953
Common stock issued upon exercise of stock options	8,313	1	22,029	—	—	—	22,030
Tax benefit received from the exercise of stock options	—	—	15,246	—	—	—	15,246
Compensation expense for non-employee stock options	—	—	48,017	—	—	—	48,017
Net income	—	—	—	—	2,935,292	—	2,935,292
Foreign currency translation	—	—	—	—	—	(254,982)	(254,982)
Unrealized gain on securities	—	—	—	—	—	(484)	(484)

Balance as of March 31, 2005	22,048,965	$2,205	$53,039,436	$(289,234)	$6,450,103	$(1,071,811)	$58,130,699

7. Comprehensive Income

     Components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net income	$2,935,292	$2,073,912
Foreign currency translation loss	(254,982)	(38,886)
Unrealized loss on securities	(484)	—

Comprehensive income, net of tax	$2,679,826	$2,035,026

8. Commitments and Contingencies

     Royalty Payments — Accrued expenses and other liabilities at March 31, 2005 and December 31, 2004 include $4.8 million and $4.1 million, respectively, of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the respective balance sheet date. The Company has accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003, such royalty payments have been withheld by the Company while the Company evaluates a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Stratagene’s financial position or results of operations could be materially affected if the parties subsequently determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Following the expiration of these PCR process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. Accordingly, Stratagene expects that the expiration of the subject United States patent in March 2005 will result in an approximately $300,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene expects an additional $300,000 reduction in royalty expense beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.

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

     Invitrogen Corporation

     In June 2000, Stratagene was sued by Invitrogen Corporation (formerly Life Technologies, Inc.) in the United States District Court for the District of Maryland. The complaint alleges that Stratagene willfully infringed United States patent no. 6,063,608 (and United States patent nos. 5,244,797 and 5,405,776) for making, using and selling products derived from, using or containing RNase H minus reverse transcriptase enzymes. Invitrogen’s motion for a preliminary injunction was denied and the case was stayed pending a trial in a related action involving Invitrogen and a third party regarding the same patents. Invitrogen appealed the denial of an injunction and the stay to the Federal Circuit Court of Appeals. In February 2002, the Federal Circuit Court of Appeals affirmed the district court’s decision. In September 2003, Invitrogen filed a consent to judgment in the related action that the asserted patents were invalid. Accordingly, the case against Stratagene remains administratively stayed pending Invitrogen’s appeal with respect to the related matter.

     In addition, in March 2001, Stratagene was sued by Invitrogen in the United States District Court for the Western District of Texas. Invitrogen alleges (1) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that the ‘797 patent was not infringed by Stratagene. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, in response to a pending summary judgment motion, the district court ruled that Invitrogen’s ‘797 patent was invalid under 35 U.S.C. § 102(b). More specifically, the district court found that Invitrogen had used the patented process claimed in the ‘797 patent for commercial purposes for more than one year prior to the filing date of the patent. Having found the ‘797 patent invalid, the district court indicated there was no need for a trial. Invitrogen is currently appealing the district court’s ruling. Oral argument before the Federal Circuit Court of Appeals occurred on May 2, 2005, and the parties have not yet received the court’s ruling.

     In November 2001, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Invitrogen with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. No trial date is currently set for this case.

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

Takara filed a counterclaim in a separate action in the United States District Court for the Southern District of California. By its counterclaim, Takara seeks joint ownership of Stratagene’s ‘772 patent. In June 2003, Stratagene successfully moved to transfer the California action to Maryland. In August 2003, the Maryland district court denied Takara’s motion to dismiss or transfer the complaint, and the cases have been consolidated for pretrial and trial. The parties entered into a joint stipulation, effective as of March 24, 2005, to stay the proceedings to continue to pursue settlement of this action. No trial date is currently set for this case.

  Third Wave Technologies

     In September 2004, Stratagene was sued by Third Wave Technologies, Inc. in the United States District Court for the Western District of Wisconsin. The complaint alleges that Stratagene infringes United States patent nos. 6,348,314 and 6,090,543, and has induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale or selling assays employing cleavage of nucleic acids. Third Wave seeks a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it does not infringe a valid or enforceable claim of either patent. Stratagene has also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. Stratagene is seeking an award of its fees and costs incurred in defending itself in this action. Trial is currently scheduled for August 2005.

     On May 6, 2005, Stratagene filed a complaint in the United States District Court for the District of Delaware charging Third Wave Technologies with willful infringement and inducing others to infringe United States patent nos. 6,528,254 and 6,548,250 for making, using, selling and offering for sale certain of its Invader® products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.

  Applera Corporation

     In November 2004, Stratagene received notice of a patent infringement suit filed by Applera Corporation against it and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. In December 2004, Stratagene filed its answer to the complaint responding that it does not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. An estimate of the possible loss or range of loss cannot be made at this time and Stratagene is unable to determine whether the outcome of the litigation could have a material impact on its results of operations or financial condition in any future period. This case is currently scheduled to be placed on the Court’s trial ready list in April 2006.

  Ariadne Genomics

     In March 2005, the Company filed a demand for arbitration against Ariadne Genomics for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement (the “Agreement”) between the parties. In particular, Stratagene seeks to confirm that it holds the exclusive right to market, sell and distribute the software products covered by the Agreement and all upgrades thereof in any country or territory in the world, except Japan, for the duration of the term of the Agreement. Further, Stratagene seeks to confirm that it is the party entitled to ownership and use of the trademark “Pathway Assist” or, alternatively, that neither party may use that name. The matter is currently pending before the American Arbitration Association in San Diego, California.

  Other Legal Matters

     Pursuant to the terms of a litigation settlement in 2002, Stratagene is entitled to receive 35,290 shares of a European company. Stratagene received 11,763 shares in August 2004, 11,764 shares in September 2004 and the final 11,763 shares in March 2005. These shares were sold and converted into cash upon receipt, resulting in a gain in other income of approximately $527,000 during the quarter ended March 31, 2005 and $664,000 during the quarter ended September 30, 2004.

9. New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which will be effective for the Company’s first quarterly reporting period in 2006. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The new standard requires that the compensation cost relating to share-based payments be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB No. 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company has not yet determined the impact that adopting SFAS No. 123R will have on the financial results of the Company in future periods.

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

     In December 2004, the FASB staff issued FSP FAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The FSP is effective upon issuance. The Company has not yet completed its evaluation of this aspect of the Act and will complete its review in connection with the preparation of its 2004 corporate tax returns.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of SFAS No. 123(R). Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123(R) with certain existing staff guidance. SAB No. 107 should be applied upon the adoption of SFAS No. 123(R).

10. Segment Information

     The Company operates in two business segments: research supplies and medical diagnostics. The segment information provided for the three months ended March 31, 2004 includes only research supplies segment information, as the Company only established a separate medical diagnostics reporting segment in connection with the Hycor merger on June 2, 2004.

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
	Research	Medical		Research	Medical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Revenues from external customers	$18,911,120	$5,688,920	$24,600,040	$19,422,022	$—	$19,422,022
Income before income taxes	$3,055,127	$1,396,092	$4,451,219	$3,081,208	$—	$3,081,208

     At March 31, 2005 and December 31, 2004, total assets for each business segment were as follows:

	March 31, 2005			December 31, 2004
	Research	Medical		Research	Medical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Total assets	$39,143,554	$41,889,595	$81,033,149	$38,202,779	$42,128,921	$80,331,700

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The financial information for Stratagene includes the accounts and balances of Stratagene Corporation and subsidiaries on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries since Stratagene’s acquisition of Hycor on June 2, 2004.

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

BCH Asset Acquisition

     Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BioCrest Holdings, LLC, or BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene of approximately $5.4 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH are under common control, with substantially all of the BCH membership units held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the year ended December 31, 2004, Stratagene’s financial statements are presented on a consolidated basis, which represents a change in reporting entity under Accounting Principles Board Opinion 20, Accounting Changes. Previously combined statements are now presented on a consolidated basis as a result of the transaction. There is no change to income for previous periods presented on a combined basis. For income tax purposes, this transaction is considered a taxable pooling. The financial statements reflect net deferred tax assets of $875,000 for differences between the tax and book bases of assets and liabilities acquired by Stratagene.

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

     As part of the acquisition of BCH, Stratagene acquired BCH’s interests in its subsidiaries, which include Phenogenex, LLC, or Phenogenex, Iobion Informatics, LLC and subsidiaries, which the Company refers to collectively as Iobion, and an investment in a joint venture consisting of a 49% interest in a limited partnership that operates a research lab. The investment in a joint venture is accounted for under the equity method.

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

Basis of Presentation

     The financial information of the Company has been presented on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries (“Hycor”) since Hycor was acquired by the Company on June 2, 2004. The financial information also includes the results of operations of BCH, whose assets were acquired by the Company on June 2, 2004. Prior to the acquisition, BCH was under common control with Stratagene, and substantially all of the BCH membership units were held by certain Stratagene shareholders. The acquisition of the BCH assets has been presented as a change in reporting entity. Accordingly, the financial statements of Stratagene and BCH are presented on a consolidated basis for all periods. Intercompany balances and transactions have been eliminated as appropriate in the consolidation of Stratagene.

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

     The following table summarizes the types of deferred revenue and the timing of when that revenue is recognized:

Type of deferred revenue	When recognized
Extended warranty or maintenance agreements	Recognized over the term of the contract, generally 12 months. In most cases, these contracts were sold at the time of product purchase and the recognition of revenue begins after the warranty period, which is generally one year.

License agreements	Recognized over the term of the agreement, generally 12 months.

     The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of December 31, 2004:

Type of deferred revenue	2004
Extended warranty, installation or maintenance agreement	49%
License agreements	51%

Total deferred revenue	100%

     Accounts Receivable

     Stratagene performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. Stratagene regularly monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Stratagene’s credit losses have historically been within expectations and the provisions established.

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

     Deferred Taxes

     Stratagene’s deferred tax assets relate primarily to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Stratagene evaluates a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes.

     Long-lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 142, Goodwill and Intangibles, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These Statements require that long-lived assets and certain identifiable intangible assets be reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. With the acquisition of Hycor in the second quarter of 2004, Stratagene has substantial amortizable and non-amortizable long-lived assets (including goodwill) that are reviewed for impairment quarterly and when there is an indication that the carrying value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Royalties

     Stratagene enters into license agreements in the ordinary course of its business, which require royalty payments based on specified product sales. These agreements cover the majority of Stratagene’s products. Since mid-2003, Stratagene has withheld payments to a license holder while Stratagene evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to record the estimated quarterly royalty payable under the patent license agreement and reports this amount to the license holder. Management believes the royalty payments accrued are determined in accordance with the patent license agreement. However, the Company’s calculations of royalty payments are subject to review by the license holder. Therefore, Stratagene’s financial position or results of operations could be materially affected if the license holder later determines that the royalty calculation differs significantly from the amounts recorded by Stratagene. As of March 31, 2005, the amount of accrued and unpaid royalties related to this patent license agreement was $4.8 million. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Following the expiration of these PCR process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. Accordingly, Stratagene expects that the expiration of the subject United States patent in March 2005 will result in an approximately $300,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene expects an additional $300,000 reduction in royalty expense beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.

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

     Research and Development

     Stratagene focuses its research and development efforts on developing products that use innovative technologies in both the Research Supplies and Medical Diagnostics product lines. Research and development costs are expensed as incurred. For the three months ended March 31, 2005 and for fiscal year 2004, Stratagene’s research and development expenses totaled approximately $2.9 million and $10.8 million, respectively, and Stratagene intends to spend between 11% and 14% of its revenues on research and development activities for at least the next few years.

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

Results of Operations

     Three months ended March 31, 2005 compared to three months ended March 31, 2004

     Revenues

     For the three months ended March 31, 2005, revenue increased $5.2 million, or 26.7%, compared to the three months ended March 31, 2004. This increase was primarily attributable to the Company recording three months of Hycor’s diagnostics product sales of $5.7 million for the three months ended March 31, 2005. This increase was offset by declines in research supplies product sales of approximately $0.5 million for the three months ended March 31, 2005 when compared to the same period in 2004 due to declines in sales of older technology products of $1.2 million, or 8%, offset by growth in QPCR products of $0.7 million, or 15%. In addition, for the three months ended March 31, 2004, there were $0.5 million more of backordered products shipped than for the same period in 2005. Sales during the three months ended March 31, 2005 were also affected by the weakening dollar resulting in a positive foreign exchange impact to foreign sales of 4.5% and a 1.2% increase to total worldwide revenue for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. There were no significant changes to price or volume during the three months ended March 31, 2005 compared to the same period in 2004. Stratagene expects that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.

     Stratagene’s operating results have fluctuated in the past and may continue to fluctuate in the future. In particular, Stratagene has historically seen slower sales in the fourth quarter as a result of reduced purchases by academic and research institutions as well as the closing of such facilities during the holiday period. Conversely, Stratagene’s sales in the first quarter have historically been higher than other quarters due to increased sales by academic and research institutions. Therefore, the results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

     Gross Profit

     Gross profit increased $2.6 million, or 19.5%, for the three months ended March 31, 2005 compared to the same period in 2004 due to inclusion of Hycor’s results of operations in the first quarter of 2005. As a percentage of sales, gross profit decreased 3.9% from 69.5% for the three months ended March 31, 2004 to 65.6% for the three months ended March 31, 2005 due to the inclusion of Hycor’s lower margin medical diagnostic products. The decrease was also attributable to higher royalty expense for research supplies as a result of increased sales of QPCR and software products for the three months ended March 31, 2005 as compared to the same period in 2004.

     Research and Development Expenses

     Research and development expenses increased $0.3 million, or 14.6%, for the three months ended March 31,

2005 compared to the same period in 2004. The increase in spending was primarily due to approximately $0.4 million of Hycor’s medical diagnostic research and development efforts for the three months ended March 31, 2005. As a percentage of product sales, research and development expenses decreased from 13.0% for the three months ended March 31, 2004 to 11.7% for the three months ended March 31, 2005. This decrease in research and development expense as a percentage of sales is primarily the result of including revenue from the sale of medical diagnostic products for the three months ended March 31, 2005.

     Selling and Marketing Expenses

     Selling and marketing expenses increased $0.9 million, or 23.1%, for the three months ended March 31, 2005 compared to the same period in 2004. The increase in spending was due to the Company recording three months of Hycor sales and marketing expenses of approximately $0.9 million. However, as a percentage of total revenue, selling and marketing expenses decreased slightly from 20.9% for the three months ended March 31, 2004 to 20.3% for the three months ended March 31, 2005. As a result of the merger with Hycor, Stratagene recorded amortizable intangible assets related to trade names and customer contracts. These intangible assets are being amortized to sales and marketing expense over various periods ranging from one to five years beginning in June of 2004. The amortization expense included in sales and marketing was approximately $0.1 million for the three months ended March 31, 2005.

     General and Administrative Expenses

     General and administrative expenses increased by $1.0 million, or 32.7%, for the three months ended March 31, 2005 compared to the same period in 2004. As a percentage of total revenue, general and administrative expenses increased from 15.9% for the three months ended March 31, 2004 to 16.7% for the three months ended March 31, 2005. The increased spending is primarily due to $0.2 million of expenses related to increased legal fees associated with patent litigation, approximately $0.3 million of expense for additional costs related to public company oversight and three months of general and administrative expenses related to the Hycor operations of $0.6 million, which includes approximately $0.1 million for the amortization of patents and non-cash stock compensation charges related to the unvested stock options assumed in the merger with Hycor. These increases were offset by $0.1 million of decreases in other general and administrative spending.

     Total Other Income (Expense), Net

     Total other income, net of expense, increased by $1.0 million, or 146.8%, for the three months ended March 31, 2005 compared to the same period in 2004. This increase was primarily due to a reduction in interest expense of $0.6 million for the three months ended March 31, 2005 resulting from the repayment of long-term debt obligations.

     Also contributing to the net increase in other income was a gain of $0.5 million as a result of a litigation settlement in 2002. Pursuant to the terms of the settlement, Stratagene received the final 11,763 shares in March 2005. These shares were sold and converted into cash upon receipt, resulting in a gain of approximately $527,000 in other income during the quarter ended March 31, 2005.

     Income Taxes

     Stratagene recorded $1.5 million in tax expense for the three months ended March 31, 2005, which is approximately 34.1% of pre-tax income as compared to 32.7% for the three months ended March 31, 2004. Stratagene recognizes state research and development and other credits when they are generated. Excess credits for mature operating entities are recognized and will be used to offset future taxable income as management believes it is more likely than not that the credits will be realized.

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

     Stratagene generated net cash from operating activities of $3.5 million and $2.5 million for the three months ended March 31, 2005 and 2004, respectively.

     Stratagene used $0.7 million of net cash in its investing activities for each of the three months ended March 31, 2005 and 2004. Capital expenditures and additions to patents for the three months ended March 31, 2005 totaled $0.4 million and $0.3 million, respectively, as compared to $0.2 million and $0.3 million for the three months ended March 31, 2004, respectively. For fiscal 2005, Stratagene currently anticipates capital spending on property and equipment to be in the range of $1.5 million to $2.0 million.

     Stratagene used $3.7 million and $0.8 million in net cash for financing activities for the three months ended March 31, 2005 and 2004, respectively, which included the repayment of $3.8 million and $14.9 million in debt, respectively. The $14.9 million repayment of debt for the three months ended March 31, 2004 was offset by borrowings under the Company’s credit facilities of $14.1 million.

     Based on management’s review of Stratagene’s accounts receivables, an allowance for doubtful accounts is accrued. However, Stratagene does not write off individual accounts receivable until substantially all avenues of legal recourse to collect the outstanding amount have been exhausted. The actual write-off for the three months ended March 31, 2005 was minimal and the allowance decreased by approximately $0.2 million. This decrease in expected uncollectible accounts was due in part to continued collection efforts. No significant change to future liquidity is anticipated.

     Gross accounts receivable used cash of $1.2 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively, due primarily to increased instrumentation sales during the first quarter of each year.

     Gross inventory used cash of $0.8 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively, due to supporting ongoing business requirements.

     Stratagene had cash, cash equivalents and restricted cash totaling $4.7 million and $5.7 million at March 31, 2005 and December 31, 2004, respectively, and working capital of $17.6 million and $17.9 million at March 31, 2005 and December 31, 2004, respectively.

     As of March 31, 2005, BioCrest Manufacturing, L.P., a consolidated subsidiary of Stratagene, had approximately $6.0 million in total debt. This debt included approximately $1.2 million under a $9.0 million reducing revolving line of credit and $4.8 million in industrial revenue bonds.

     The obligations of BioCrest Manufacturing under the reducing revolving line of credit have been guaranteed by Stratagene and each of its wholly owned domestic subsidiaries. The obligation is also generally secured by substantially all of the personal property assets of Stratagene and each of its wholly owned domestic subsidiaries, as well as liens on the real property and improvements related to Stratagene’s Texas manufacturing facility.

     Borrowings under the reducing revolving line of credit bear interest at a variable rate equal to the one-month LIBOR rate plus 2.55% and matures in January 2007. The reducing revolving line of credit includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The reducing revolving line of credit also contains restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. As of March 31, 2005, the Company was in compliance with all of these covenants.

     The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 2.0% for the three months ended March 31, 2005 and was 1.44% for fiscal 2004. Under the instrument governing the industrial revenue bonds, Stratagene was required to make sinking fund payments of $870,000 per year through April 2004 and $735,000 in April 2005, and is required to make sinking fund payments of $240,000 per year through April 2021, and then $175,000 in April 2022 when the bonds mature.

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

     In addition, in the normal course of operations, Stratagene enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods of less than one year and are settled by cash payments upon delivery of goods and services. At December 31, 2004, the purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $3,130,000.

     The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2004:

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating leases	$6,687,753	$2,107,937	$4,579,816	—	—
Principal on long-term debt	9,706,923	735,000	5,676,923	$480,000	$2,815,000
Employment agreements	1,358,753	630,835	727,918	—	—
Other purchase commitments	3,130,000	3,130,000	—	—	—

Total contractual obligations	$20,883,429	$6,603,772	$10,984,657	$480,000	$2,815,000

Off-Balance Sheet Arrangements

     At March 31, 2005 and December 31, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

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

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 9 to the Consolidated Financial Statements for the period ended March 31, 2005, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

     Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. Stratagene generally identifies forward-looking statements in this Quarterly Report by using words like “believes,” “intends,” “targets,” “expects,” “estimates,” “may,” “should,” “plans,” “projects,” “contemplates,” “anticipates,” “predicts” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include the absence of a public market for the Stratagene common stock prior to the Hycor merger, Stratagene’s ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the termination of license agreements, fluctuations in operating results, dependence on key employees, Stratagene’s substantial indebtedness, future capital requirements, the possibility of unproductive research and development projects, ability to manage growth, price volatility of Stratagene’s common stock, the impact of future sales of common stock on Stratagene’s stock price and potential declines in research and development budgets or funding. For more information about the risks faced by the Company, please see “Factors that May Affect Future Results” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the discussion set forth below under the caption “Factors that May Affect Future Results.”

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

     Approximately 50% of Stratagene’s revenue in 2004 came from products sold pursuant to license agreements. If Stratagene loses the rights to a patented technology, it may be forced to stop selling some of its products or redesign its products and may lose significant sources of revenues. In addition, potential competitors could license technologies that Stratagene fails to license. The loss of a significant license could have a material adverse effect on Stratagene’s business.

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

     Roche may also terminate the agreement (1) for cause or (2) if a third party which is licensed by Roche to manufacture products for use in PCR-based human diagnostics testing acquires more than 50% of the voting stock of the Stratagene subsidiary party to the agreement. Since mid-2003, Stratagene has withheld royalty payments to Roche under this license agreement while it evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to record the estimated quarterly royalty payable under the patent license agreement and reports this amount to Roche. Management believes that the royalties calculated and accrued are determined in accordance with the terms of the patent license agreement. However, Stratagene’s calculations of the royalties are subject to review by Roche. Stratagene’s financial position or results of operations could be materially affected if the parties determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. Additionally, there can be no assurances that Stratagene will recover any overpayment in royalties paid in prior periods. The PCR process patents underlying this royalty obligation expired in the United States in March of 2005. The corresponding foreign patents will expire in 2006 and 2007. Upon the expiration of the patents, Stratagene will no longer be required to pay royalties on future product sales related to these PCR process patents. The agreement with Applied Biosystems is subject to early termination in the event that all claims of the underlying patents in the agreement are unenforceable or invalid. Applied Biosystems may also terminate the license agreement (1) for cause, (2) upon a change in control of the Stratagene subsidiary party to the license agreement or (3) in the event of the bankruptcy or insolvency of Stratagene. Stratagene does not anticipate that either of these license agreements will terminate in the near future.

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

     As of March 31, 2005, Joseph A. Sorge, M.D., the founder, chairman of the board of directors, chief executive officer and president of Stratagene, beneficially owned approximately 62% of Stratagene’s outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of its stockholders, including the election of directors and the approval of mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in a change of control of Stratagene, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.

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

     As of March 31, 2005, Stratagene had approximately $6.0 million of outstanding indebtedness, including approximately $1.2 million of borrowings under its reducing revolving line of credit and approximately $4.8 million in principal amount of industrial revenue bonds. Stratagene’s indebtedness could have negative consequences for Stratagene, including the following:

•	Stratagene will need a substantial portion of its cash flow to pay the principal and interest on its indebtedness, including indebtedness it may incur in the future;

•	payments of Stratagene’s indebtedness will reduce the funds that would otherwise be available for its operations and future business opportunities;

•	Stratagene may have greater relative debt burdens than its competitors, which may place Stratagene at a competitive disadvantage;

•	Stratagene’s debt level may make it more vulnerable than its competitors to a downturn in its business or the economy generally; and

•	there would be a material adverse effect on Stratagene’s business and financial condition if Stratagene is unable to service its indebtedness or obtain additional financing.

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

     If Stratagene is unable to implement and maintain effective internal control over financial reporting, its stock price could be adversely affected.

     Item 308 of Regulation S-K promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies annually evaluate the effectiveness of their internal control over financial reporting as of the end of each fiscal year, and include a management report assessing the effectiveness of such internal control over financial reporting in all annual reports. Item 308 of Regulation S-K also requires that the independent accountants of public companies attest to, and report on, management’s assessment of its internal control over financial reporting. The initial compliance date with respect to these requirements depends on whether a company is an “accelerated filer” as determined by Rule 12b-2 of the Exchange Act. An “accelerated filer” must begin to comply with the rules regarding management’s report on internal control over financial reporting for its first fiscal year ending on or after November 15, 2004, and a “non-accelerated filer” must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2006. “Accelerated filer” status is measured as of the end of each fiscal year and is determined in part on whether the aggregate market value of the common equity of a company held by non-affiliates of such company is $75.0 million or more measured as of the last business day of the company’s most recently completed second fiscal quarter.

     As disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Stratagene was not an “accelerated filer” as of December 31, 2004. Accordingly, Stratagene was not subject to the rules regarding management’s report on internal control over financial reporting for the fiscal year ended December 31, 2004. However, Stratagene will not be able to determine if it will be subject to the rules regarding management’s report on internal control over financial reporting for the fiscal year ending December 31, 2005 until June 30, 2005. Notwithstanding the question as to whether Stratagene will be subject to the rules regarding management’s report on internal control over financial reporting for fiscal 2005, Stratagene is currently making concerted efforts to prepare itself to be able to comply with such requirements. These efforts include documenting, evaluating the design and testing the effectiveness of Stratagene’s internal control over financial reporting. During this process, Stratagene expects to make improvements in the design and operation of its internal control over financial reporting, including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls.

     Stratagene’s management, including the CEO and CFO, does not expect that Stratagene’s internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Stratagene have been, or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and Stratagene cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Stratagene cannot assure you that it or its independent registered public accounting firm will not identify a material weakness in Stratagene’s internal control over financial reporting. A material weakness in Stratagene’s internal control over financial reporting would require management and its independent registered public accounting firm to evaluate Stratagene’s internal control over financial reporting as ineffective. If Stratagene’s internal control over financial reporting is not considered adequate, Stratagene may experience a loss of public confidence, which could have an adverse effect on its business and its stock price.

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

     As of March 31, 2005, Stratagene had approximately 22.0 million shares of common stock outstanding. Of this amount, the 5,015,453 shares issued to the former Hycor stockholders in the merger transaction with Hycor are freely tradable under the Securities Act, except for any shares held by affiliates of Stratagene or Hycor, as the case may be, which may be sold from time to time in accordance with the requirements of Rule 144 or Rule 145 of the Securities Act. In addition, Stratagene has entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, Stratagene will file a registration statement under the Securities Act covering 2,000,000 shares of Stratagene common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.3 million shares of Stratagene common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships and the remaining shares of Stratagene common stock held by the other stockholders of Stratagene prior to the Hycor merger may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act. The sale by Stratagene’s current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of the Stratagene common stock.

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

     In order to meet the needs of its customers, Stratagene must develop a broad spectrum of products. To build a product line, it is sometimes advantageous or necessary to license technologies from third parties. Approximately 50% of Stratagene’s revenues for 2004 were attributable to products manufactured or sold under licenses from third parties. As a result, Stratagene believes its ability to license new technologies from third parties is and will continue to be important to its ability to offer new products.

     From time to time, Stratagene is notified or becomes aware of patents held by third parties that are related to technologies Stratagene is selling or may sell in the future. After a review of these patents, Stratagene may attempt to obtain a license for these technologies from these third parties. Stratagene can give no assurances that it will be able to negotiate such licenses on commercially reasonable terms, or at all.

     Stratagene’s ability to gain access to technologies needed for new products and services depends in part on its ability to convince inventors that it can successfully commercialize their inventions. Stratagene can give no assurances that it will be able to continue to identify new technologies developed by others or that it will be able to negotiate appropriate licenses on commercially reasonable terms, or at all.

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

     Stratagene relies on third party manufacturers to supply many of its raw materials and product components. Some of these components are only available from a single supplier or a limited group of suppliers, either because the market for these components is too small to support multiple suppliers or because the components are protected by patents, in which case there may only be a single supplier for the covered components. Stratagene’s reliance on outside vendors generally, and a sole supplier or a limited group of suppliers in particular, involves several risks, including:

•	an inability to obtain an adequate supply of required components due to manufacturing capacity constraints, the discontinuance of a product by a third-party manufacturer, an acquisition of the manufacturer by one of Stratagene’s competitors or other supply constraints;

•	delays and long lead times in receiving materials from vendors; and

•	reduced control over quality and pricing of components.

     If a sole source third party supplier were to go out of business, Stratagene might be unable to find a replacement for such source or it might take Stratagene several months to be able to make the substance or component internally. If a sole source third party supplier were to be acquired by a competitor, that competitor may elect not to sell to Stratagene in the future.

     Adverse developments affecting Stratagene’s international operations or foreign currency fluctuations could harm its results from operations.

     Including sales made by Stratagene’s subsidiaries and distributors, its products are currently marketed in over 45 countries throughout the world. Measured in U.S. dollars, Stratagene’s product sales outside the United States for the three months ended March 31, 2005 and for fiscal 2004 represented 33% and 27% of its total sales, respectively. In addition, approximately 10% and 12% of its total sales for the three months ended March 31, 2005 and for fiscal 2004, respectively, were for products exported from the United States. Stratagene expects that international sales will continue to account for a significant percentage of its revenues for the foreseeable future, in part because Stratagene intends to expand its international operations. There are a number of risks arising from Stratagene’s international business, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Stratagene’s financial instruments include cash and cash equivalents, investments and long-term debt. At March 31, 2005, the carrying values of its financial instruments approximated their fair values based on current market prices and rates.

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

     Stratagene’s international sales expose it to foreign currency risk in the ordinary course of its business. Approximately 33% and 27% of Stratagene’s revenue for the three months ended March 31, 2005 and 2004, respectively, was generated by its foreign subsidiaries. The foreign subsidiaries sell products in various local currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, Stratagene is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the foreign subsidiaries’ income statements are translated from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in Stratagene’s consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the three months ended March 31, 2005, the net impact to Stratagene’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $0.2 million when compared to the exchange rates for the three months ended March 31, 2004. For the three months ended March 31, 2005, the net impact to Stratagene’s reported operating expenses from the effect of exchange rate fluctuations was an increase of approximately $0.2 million when compared to rates for the three months ended March 31, 2004.

     Derivative Financial Instruments

     As part of distributing its products, Stratagene regularly enters into intercompany transactions with its foreign subsidiaries. Stratagene’s currency exposures vary, but are primarily concentrated in the Euro, British Pound, Swiss Franc and Japanese Yen. Prior to 2005, Stratagene entered into derivative instruments to mitigate foreign currency risk on its European revenues, however, such derivative instruments did not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, both unrealized and realized gains or losses resulting from changes in fair value were recognized as incurred in gain (loss) on foreign currency transactions in the current period income statement.

     Stratagene managed its foreign currency exposure over a maximum of 12 months. All futures contracts entered into for fiscal year 2004 were settled by year end, and the Company has no pending futures contracts currently outstanding.

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

     Interest Rates

     Stratagene’s cash and cash equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. Stratagene limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at March 31, 2005, the Company believes that a 10% rise or fall in interest rates would have had no material impact on its financial statements.

     The following table shows the average interest rate for the three months ended March 31, 2005 for each of Stratagene’s long-term debt obligations:

Average Interest Rate for
the Three Months Ended
Long-term Debt Obligations	March 31, 2005
Reducing revolving line of credit	5.2%
Industrial revenue bonds	2.0%

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

     The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     Changes in Internal Control

     There were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Item 308 of Regulation S-K promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies annually evaluate the effectiveness of their internal control over financial reporting as of the end of each fiscal year, and include a management report assessing the effectiveness of such internal control over financial reporting in all annual reports. Item 308 of Regulation S-K also requires that the independent accountants of public companies attest to, and report on, management’s assessment of its internal control over financial reporting. The initial compliance date with respect to these requirements depends on whether a company is an “accelerated filer” as determined by Rule 12b-2 of the Exchange Act. An “accelerated filer” must begin to comply with the rules regarding management’s report on internal control over financial reporting for its first fiscal year ending on or after November 15, 2004, and a “non-accelerated filer” must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2006. “Accelerated filer” status is measured as of the end of each fiscal year and is determined in part on whether the aggregate market value of the common equity of a company held by non-affiliates of such company is $75.0 million or more measured as of the last business day of the company’s most recently completed second fiscal quarter.

     As disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Stratagene was not an “accelerated filer” as of December 31, 2004. However, Stratagene will not be able to determine if it will be subject to the rules regarding management’s report on internal control over financial reporting for the fiscal year ending December 31, 2005 until June 30, 2005. If the aggregate market value of Stratagene’s common stock held by non-affiliates of Stratagene as of June 30, 2005 is equal to or greater than $75.0 million, then Stratagene will become an “accelerated filer” effective as of December 31, 2005 and will be required to comply with the rules regarding management’s report on internal control over financial reporting for fiscal 2005. Conversely, if the aggregate market value of Stratagene’s common stock held by non-affiliates of Stratagene as of June 30, 2005 is less than $75.0 million, then Stratagene will continue to be a “non-accelerated filer” for fiscal 2005 and will not be required to comply with the rules regarding management’s report on internal control over financial reporting until December 30, 2006.

     Notwithstanding the question as to whether Stratagene will be subject to the rules regarding management’s report on internal control over financial reporting for fiscal 2005, Stratagene is currently making concerted efforts to prepare itself to be able to comply with such requirements. These efforts include documenting, evaluating the design and testing the effectiveness of Stratagene’s internal control over financial reporting. During this process, Stratagene expects to make improvements in the design and operation of its internal control over financial reporting, including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding legal proceedings is contained in Note 8 to the Consolidated Financial Statements for the period ended March 31, 2005, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATAGENE CORPORATION

Date: May 12, 2005	By:	/s/ Joseph A. Sorge, M.D.
Joseph A. Sorge, M.D.
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2005	By:	/s/ Reginald P. Jones
Reginald P. Jones
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)