Form 10-Q
period 2005-06-30
STRATAGENE  CORP
filed 2005-08-12
CIK 1108674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50786
STRATAGENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0683641 (I.R.S. Employer Identification No.)

11011 North Torrey Pines Road, La Jolla, CA (Address of principal executive offices)	92037 (Zip Code)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2005

Common Stock, $0.0001 Par Value	22,149,917

STRATAGENE CORPORATION
Quarterly Report on Form 10-Q

     Note: Items 2, 3, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,611,166	$4,890,458
Marketable debt securities	65,103	197,125
Cash — restricted related to bond indenture	70,503	582,995
Accounts receivable, less allowance for doubtful accounts and sales returns of $549,691 and $766,772 at June 30, 2005 and December 31, 2004, respectively	11,722,601	11,059,464
Income taxes receivable	—	269,861
Inventories	13,902,594	12,986,910
Deferred income tax assets	1,958,159	2,002,013
Prepaid expenses and other current assets	2,736,364	1,713,729

Total current assets	36,066,490	33,702,555
Property and equipment, net	11,644,682	12,111,957
Other assets	564,207	541,091
Deferred income tax assets	209,189	217,102
Goodwill	27,234,214	27,234,214
Intangible assets	6,619,741	6,524,781

Total assets	$82,338,523	$80,331,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,272,795	$4,129,171
Accrued expenses and other liabilities	11,062,373	9,877,253
Current portion of long-term debt	240,000	735,000
Deferred revenue, current	923,853	1,062,288
Income taxes payable	129,187	—

Total current liabilities	17,628,208	15,803,712
Deferred revenue	376,107	395,881
Long-term debt, less current portion	3,875,452	8,971,923
Other liabilities	284,749	—

Total liabilities	22,164,516	25,171,516

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 22,081,589 and 22,029,430 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2,208	2,203
Additional paid-in capital	53,248,781	52,880,192
Unearned stock-based compensation	(137,857)	(420,677)
Retained earnings	8,587,547	3,514,811
Accumulated other comprehensive loss	(1,526,672)	(816,345)

Total stockholders’ equity	60,174,007	55,160,184

Total liabilities and stockholders’ equity	$82,338,523	$80,331,700

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$24,891,395	$19,746,529	$49,491,435	$39,168,551

Costs and expenses:
Cost of products sold	8,693,241	7,125,210	17,159,269	13,050,795
Research and development	2,860,652	2,811,237	5,749,262	5,331,850
Selling and marketing	5,420,910	4,269,205	10,413,616	8,323,668
General and administrative	4,932,163	5,469,654	9,038,550	8,563,521
Impairment of long-lived assets	—	6,893	20,025	58,131

Total costs and expenses	21,906,966	19,682,199	42,380,722	35,327,965

Income from operations	2,984,429	64,330	7,110,713	3,840,586

Other income and expenses:
Income (loss) on foreign currency transactions	(4,722)	46,051	(118,572)	(83,250)
Equity in earnings of joint venture	—	1,785,822	—	1,761,608
Other income (expense), net	(20,084)	(1,417)	512,623	83,345
Interest expense	(58,909)	(497,514)	(157,952)	(1,191,287)
Interest income	3,962	48,565	9,083	116,043

Total other income (expense)	(79,753)	1,381,507	245,182	686,459

Income before income taxes	2,904,676	1,445,837	7,355,895	4,527,045
Income tax (expense) benefit	(767,232)	13,440	(2,283,159)	(993,856)

Net income	$2,137,444	$1,459,277	$5,072,736	$3,533,189

Earnings per share:
Basic	$0.10	$0.08	$0.23	$0.21
Diluted	$0.10	$0.08	$0.23	$0.21

Weighted average shares:
Basic	22,056,129	17,581,384	22,043,800	16,607,026
Diluted	22,230,127	17,655,091	22,170,835	16,639,932
See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,072,736	$3,533,189
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) of joint venture	—	(1,761,608)
Depreciation and amortization	1,857,496	1,347,191
Impairment of long-lived assets	20,025	58,131
Stock-based compensation	338,688	449,522
Bad debt expense	(154,448)	(155,132)
Excess and obsolete inventory expense	326,238	233,049
Loss on disposal of assets	4,531	—
Interest accrued on notes receivable from stockholders	—	(81,488)
Accretion of interest on long-term debt	—	740,842
Deferred income taxes	16,827	(691,435)
Changes in assets and liabilities:
Foreign currency exchange contracts	—	(46,958)
Accounts receivable	(886,567)	396,978
Inventories	(1,479,219)	(60,643)
Prepaid expenses and other current assets	(1,085,574)	1,026,956
Due from related party	—	44,523
Due to related party	—	1,401,340
Income taxes receivable	—	(15,283)
Other assets	(29,140)	166,683
Accounts payable	1,373,830	(917,901)
Accrued expenses and other liabilities	1,261,265	(1,223,098)
Deferred revenue	(123,122)	(206,990)
Other liabilities	284,754	—
Income taxes payable	242,215	133,673

Net cash provided by operating activities	7,040,535	4,371,541

Cash flows from investing activities:
Cash acquired in merger, net of acquisition costs	—	4,520,153
Proceeds from maturities of marketable debt securities	130,000	—
Purchases of property and equipment	(816,927)	(395,978)
Additions to intangible assets	(749,012)	(684,611)
Redemption of BCH member interests		(7,378)
Changes in restricted cash	511,210	435,174
Cash distributions from joint venture	—	1,000,000

Net cash (used in) provided by investing activities	(924,729)	4,867,360

(Continued)

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from financing activities:
Principal payments on long-term debt	(735,000)	(17,340,806)
Issuance of long-term debt	—	6,000,000
Borrowings under line of credit	45,957	8,128,953
Payments under line of credit	(4,902,429)	—
Distributions to BCH members	—	(476,280)
Proceeds from issuance of common stock	289,992	—

Net cash used in financing activities	(5,301,480)	(3,688,133)
Effects of foreign currency exchange rates on cash	(93,618)	54,130

Net increase in cash	720,708	5,604,898
Cash at beginning of period	4,890,458	2,003,762

Cash at end of period	$5,611,166	$7,608,660

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$113,030	$394,746
Income taxes	$1,858,500	$1,065,580

Non-cash investing and financing activities:
Shares of common stock issued in exchange for the outstanding shares of Hycor and fair value of $3,331,223 assigned to the Hycor options assumed	$—	$43,972,844
Shares of common stock issued with respect to the conversion of outstanding debt	$—	$9,180,000
Redemption of common stock for outstanding notes receivable from stockholder	$—	$(2,899,181)
Redemption of common stock for outstanding note receivable from stockholder	$—	$(276,878)
Common stock issued in cashless exercises	$—	$15
Deferred taxes recorded in connection with BCH asset purchase	$—	$750,000
(Concluded)
See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
1. Basis of Presentation
     The consolidated financial statements of Stratagene Corporation and its subsidiaries (“Stratagene” or the “Company”) for the three and six months ended June 30, 2005 and 2004 are unaudited. These financial statements include all adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2005 and the consolidated results of operations and cash flows of the Company for the three and six months ended June 30, 2005 and 2004.
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

2. Proforma Financial Information
     The results of operations of Hycor have been included in the accompanying consolidated financial statements of Stratagene from the date of acquisition. However, the following unaudited pro forma information assumes that the June 2, 2004 Hycor merger occurred on January 1, 2004. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition occurred on January 1, 2004, or of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
		(pro forma)		(pro forma)
Revenues	$24,891,395	$23,244,240	$49,491,435	$48,135,084
Net income	$2,137,444	$2,073,109	$5,072,736	$4,810,746
Earnings per share:
Basic	$0.10	$0.09	$0.23	$0.22
Diluted	$0.10	$0.09	$0.23	$0.22

Weighted average shares:
Basic	22,056,129	21,880,045	22,043,800	21,852,158
Diluted	22,230,127	22,184,693	22,170,835	22,139,438
     The unaudited pro forma information presented above for the three and six months ended June 30, 2004 has been adjusted for charges for material, nonrecurring items that include the following:
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
3. Earnings Per Share (“EPS”)
     Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effects of the Company’s outstanding options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Weighted average shares:
Basic	22,056,129	17,581,384	22,043,800	16,607,026
Effect of dilutive common stock options	173,998	73,707	127,035	32,906

Diluted	22,230,127	17,655,091	22,170,835	16,639,932

     Options outstanding totaling 1,834,698 and 3,024,246 for the three month periods ended June 30, 2005 and 2004, respectively, and 2,546,477 and 1,597,368 for the six month periods ended June 30, 2005 and 2004, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

4. Accounting for Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.
     Pro forma information regarding net income is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The value for Stratagene employee stock options was estimated at the dates of grant using the minimum value method of SFAS No. 123 from the inception date of the applicable stock option plan through June 2, 2004 and fair value for all option grants made subsequent to that date using the Black-Scholes pricing model. Fair value for Hycor employee stock options assumed by Stratagene in the Hycor merger was estimated at the dates of grant using the Black-Scholes pricing model for all option grants. For options granted that have multiple cliff vesting periods, the Company amortizes compensation cost using the graded vesting method prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans. The following weighted average assumptions were used for the six month periods ended June 30, 2005 and for the full year ended December 31, 2004, respectively:

	2005	2004
Risk free interest rate	3.7%	4.0%
Dividend yield	0%	0%
Volatility factor	45%	45%
Expected life (in years)	3 - 6 years	3 - 6 years
Weighted average fair value	$3.35	$3.69
     If the computed fair values of the stock options granted had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income as reported	$2,137,444	$1,459,277	$5,072,736	$3,533,189
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	70,640	—	93,530
Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(49,407)	(95,055)	(2,146,512)	(94,252)

Pro forma net income	$2,088,037	$1,434,862	$2,926,224	$3,532,467

Earnings per common share:
Basic – as reported	$0.10	$0.08	$0.23	$0.21
Basic – pro forma	$0.09	$0.08	$0.13	$0.21
Diluted – as reported	$0.10	$0.08	$0.23	$0.21
Diluted – pro forma	$0.09	$0.08	$0.13	$0.21
     The acceleration of certain outstanding employee stock options in the first quarter of 2005 impacted the proforma stock-based compensation expense determined under SFAS No. 123 presented in the table above. On March 31, 2005, the Compensation Committee of the Board of Directors of the Company accelerated the vesting of certain unvested non-qualified stock options previously awarded to the Company’s executive officers and other employees under the Company’s Amended and Restated Year 2000 Stock Option Plan that had an exercise price greater than or equal to $8.05, the closing price of the Company’s common stock on the date preceding the Compensation Committee’s action. Options to purchase approximately 1.2 million shares of common stock (of which approximately 905,000 shares are subject to options held by executive officers) were subject to this acceleration. Options held by non-employee directors and advisory board members and “incentive stock options” were not included in the acceleration.

     Because these options had exercise prices at or in excess of the fair market value of the Company’s common stock at the time they were accelerated, and were not fully achieving their original objectives of incentive compensation and employee retention, the Company believes that the acceleration had a positive effect on employee morale, retention and perception of option value. The acceleration will eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of SFAS No. 123(R), Share-Based Payment, which becomes effective for the Company’s first quarterly reporting period in 2006. The future expense that is eliminated beginning in 2006 as a result of the acceleration of the vesting of these options is approximately $1.6 million, or approximately $1.0 million net of tax, of which approximately $1.2 million, or $775,000 net of tax, is attributable to options held by executive officers. The option acceleration did not result in compensation expense in the second quarter of 2005 under APB No. 25 and FASB Interpretation No. 44 because these options had exercise prices at or in excess of the fair market value of the Company’s common stock at the time they were accelerated.
     Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measured. The fair value for these options is based on the Black-Scholes pricing model using the assumptions described above. The Company recognized $50,849 and $249,283 of stock-based compensation expense for the three months ended June 30, 2005 and 2004, respectively, and $98,866 and $254,674 of stock-based compensation expense for the six months ended June 30, 2005 and 2004, respectively. The expense was recorded in research and development expense. The total deferred charges for options granted to non-employees are periodically re-measured as the underlying options vest and are included in additional paid-in capital in the financial statements.
5. Balance Sheet Information
     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials and supplies	$4,864,752	$5,710,213
Work-in-process	3,863,039	3,067,593
Finished goods	5,174,803	4,209,104

Total	$13,902,594	$12,986,910

     Intangible Assets and Goodwill
     The following sets forth the Company’s intangible assets by major asset class:

		June 30, 2005			December 31, 2004
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Intangible assets subject to amortization:
Amortizable patents and other	2 – 7 years	$8,032,095	$3,801,637	$4,230,458	$7,303,757	$3,324,128	$3,979,629
Amortizable intangible assets	1 – 5 years	$1,189,000	$374,717	$814,283	$1,189,000	$218,848	$970,152
Intangible assets not subject to amortization:
Non-amortizable intangible assets		$1,575,000	$—	$1,575,000	$1,575,000	$—	$1,575,000
Goodwill		$27,234,214	$—	$27,234,214	$27,234,214	$—	$27,234,214

		$38,030,309	$4,176,354	$33,853,955	$37,301,971	$3,542,976	$33,758,995

     Amortizable patents and other includes costs incurred in connection with patent applications, which consist principally of legal fees. Amortizable intangible assets, non-amortizable intangible assets and goodwill were established in connection with the merger with Hycor. Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets. The other non-amortizable intangible assets represent $1,575,000 for a trade name with an indefinite life. The amortizable intangible assets include $480,000 for patents and trademarks, which will be amortized over 2 to 7 years, and $1,189,000 for contractually based customer relationships, which will be amortized over 1 to 5 years.

     Amortization expense totaled approximately $320,000 and $184,000 for the three months ended June 30, 2005 and 2004, respectively. Amortization expense totaled approximately $633,000 and $286,000 for the six months ended June 30, 2005 and 2004, respectively.
     Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2005	2004
Accrued compensation	$2,903,954	$3,008,605
Accrued royalties	5,970,350	4,825,246
Warranty	245,567	333,277
Other accrued expenses and liabilities	1,942,502	1,710,125

Total	$11,062,373	$9,877,253

6. Stockholders’ Equity
The following table summarizes equity transactions during the six months ended June 30, 2005:

			Additional	Unearned		Accumulated Other	Total
	Common Stock		Paid-in	Stock-based	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss	Equity
Balance as of January 1, 2005	22,029,430	$2,203	$52,880,192	$(420,677)	$3,514,811	$(816,345)	$55,160,184
Amortization of unvested options acquired in the Hycor merger	—	—	—	239,822	—	—	239,822
Adjustment to stock-based compensation for terminated employees	—	—	(42,998)	42,998	—	—	—
Common stock issued for employee stock purchase plan	24,146	2	168,440	—	—	—	168,442
Common stock issued upon exercise of stock options	28,013	3	121,545	—	—	—	121,548
Tax benefit received from the exercise of stock options	—	—	22,736	—	—	—	22,736
Compensation expense for non-employee stock options	—	—	98,866	—	—	—	98,866
Net income	—	—	—	—	5,072,736	—	5,072,736
Foreign currency translation	—	—	—	—	—	(709,962)	(709,962)
Unrealized gain on securities	—	—	—	—	—	(365)	(365)

Balance as of June 30, 2005	22,081,589	$2,208	$53,248,781	$(137,857)	$8,587,547	$(1,526,672)	$60,174,007

7. Comprehensive Income
     Components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income	$2,137,444	$1,459,277	$5,072,736	$3,533,189
Foreign currency translation loss	(454,980)	(302,978)	(709,962)	(341,864)
Unrealized gains on marketable debt securities	119	733	(365)	733

Comprehensive income, net of tax	$1,682,583	$1,157,032	$4,362,409	$3,192,058

8. Commitments and Contingencies
     Royalty Payments — Accrued expenses and other liabilities at June 30, 2005 and December 31, 2004 include $5.3 million and $4.1 million, respectively, of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the respective balance sheet date. The Company has accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003, such royalty payments have been withheld by the Company while the Company evaluates a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Stratagene’s financial position or results of operations could be materially affected if the parties subsequently determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Following the expiration of these PCR process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. The expiration of the subject United States patent in March 2005 resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene expects an additional $350,000 reduction in royalty expense beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.
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
     In addition, in March 2001, Stratagene was sued by Invitrogen in the United States District Court for the Western District of Texas. Invitrogen alleges (1) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that the ‘797 patent was not infringed by Stratagene. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, in response to a pending summary judgment motion, the district court ruled that Invitrogen’s ‘797 patent was invalid under 35 U.S.C. § 102(b). More specifically, the district court found that Invitrogen had used the patented process claimed in the ‘797 patent for commercial purposes for more than one year prior to the filing date of the patent. Having found the ‘797 patent invalid, the district court indicated there was no need for a trial. Invitrogen is currently appealing the district court’s ruling. Oral argument before the Federal Circuit Court of Appeals occurred on May 2, 2005, and the parties have not yet received the court’s ruling. On July 15, 2005, Stratagene filed a motion to dismiss Invitrogen’s appeal based upon a recent Federal Circuit decision holding that a judgment from the district court is not final unless all counterclaims are also decided. Stratagene’s motion remains pending before the Federal Circuit.

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
     In June 2005, Stratagene received notice that Applera had filed an action against it in the Dusseldorf District Court in Germany relating to EP patent 0 872 562 (“the ‘562 patent”), the European counterpart of the ‘934 patent. By decision of the European Patent Office (“EPO”) dated January 7, 2005, the ‘562 patent was revoked. Based upon that revocation, Stratagene moved to stay the District Court proceeding in July 2005. Applera has consented to Stratagene’s request to stay this proceeding.

   Ariadne Genomics
     In March 2005, Stratagene filed a demand for arbitration with the American Arbitration Association (“AAA”) against Ariadne Genomics, Inc. (“Ariadne”) for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement (the “Agreement”) between the parties. In particular, Stratagene seeks to confirm that it holds the exclusive right to market, sell and distribute the software products covered by the Agreement and all upgrades thereof in any country or territory in the world, except Japan, for the duration of the term of the Agreement, which is scheduled to end on December 12, 2005. Further, Stratagene seeks to confirm that it is the party entitled to ownership and use of the trademark “Pathway Assist” or, alternatively, that neither party may use that name, and Stratagene seeks damages for any sales made by Ariadne in violation of the Agreement. Ariadne has filed counterclaims in the AAA proceeding, seeking a declaration that it is the sole owner of the Pathway Assist trademark and for other relief. Stratagene has denied Ariadne’s claims. The matter is currently pending before the AAA in San Diego, California. In addition, both Stratagene and Ariadne have sought injunctive relief, but no damages, in an action filed by Stratagene in the United States District Court for the Southern District of California. The California district court has denied both parties’ requests for injunctive relief.
   Other Legal Matters
     Pursuant to the terms of a litigation settlement in 2002, Stratagene was entitled to receive 35,290 shares of a European company. Stratagene received 11,763 shares in August 2004, 11,764 shares in September 2004 and the final 11,763 shares in March 2005. These shares were sold and converted into cash upon receipt, resulting in a gain in other income of approximately $527,000 during the quarter ended March 31, 2005 and $664,000 during the quarter ended September 30, 2004.
9. New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which will be effective for the Company’s first quarterly reporting period in 2006. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The new standard requires that the compensation cost relating to share-based payments be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB No. 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company has not yet determined the impact that adopting SFAS No. 123(R) will have on the financial results of the Company in future periods.
     In December 2004, the FASB staff issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the Company’s tax return, and not by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The proposed FSP also reminds companies that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subject to graduated tax rates and (b) assessing whether a valuation allowance is necessary as required by SFAS No. 109. The FSP was effective upon issuance. In accordance with the FSP, the Company will record the benefit of the tax deduction in the year in which the deduction becomes available.
     In December 2004, the FASB staff issued FSP FAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The FSP was effective upon issuance. The adoption of FSP FAS No. 109-2 will not have an effect on the Company’s results of operations or financial position.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of SFAS No. 123(R). Among other things, SAB No. 107 describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123(R) with certain existing staff guidance. SAB No. 107 should be applied upon the adoption of SFAS No. 123(R).
10. Segment Information
     The Company operates in two business segments: research supplies and medical diagnostics. The segment information provided for the three and six months ended June 30, 2004 includes only one month of medical diagnostics information, as the Company only established a separate medical diagnostics reporting segment in connection with the Hycor merger on June 2, 2004.

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	Research	Medical		Research	Medical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Product sales from external customers	$18,589,728	$6,301,667	$24,891,395	$17,653,540	$2,092,989	$19,746,529
Income before income taxes	$1,165,781	$1,738,895	$2,904,676	$829,677	$616,160	$1,445,837

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Research	Medical		Research	Medical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Product sales from external customers	$37,500,848	$11,990,587	$49,491,435	$37,075,562	$2,092,989	$39,168,551
Income before income taxes	$4,220,908	$3,134,987	$7,355,895	$3,910,884	$616,160	$4,527,044
     At June 30, 2005 and December 31, 2004, total assets for each business segment were as follows:

	June 30, 2005			December 31, 2004
	Research	Medical		Research	Medical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Total assets	$40,843,378	$41,495,145	$82,338,523	$38,202,779	$42,128,921	$80,331,700

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
Overview
     Stratagene develops and manufactures biological products and instruments designed to improve the speed and accuracy of life sciences research and medical diagnosis. Stratagene markets its products to researchers at academic and government institutions and pharmaceutical, biotechnology and industrial companies in the U.S. and internationally. These researchers use Stratagene’s products to identify genes and proteins, study how cells are regulated by genes and proteins, determine the molecular mechanisms of health and disease, search for new drug therapies, develop diagnostic tests, and test the safety of compounds used in food and pharmaceuticals.
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
BCH Asset Acquisition
     Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BioCrest Holdings, LLC, or BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene of approximately $5.4 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH are under common control, with substantially all of the BCH membership units held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the year ended December 31, 2004, Stratagene’s financial statements are presented on a consolidated basis. There is no change to income for previous periods presented on a combined basis. For income tax purposes, this transaction is considered a taxable pooling. The financial statements reflect net deferred tax assets of $875,000 for differences between the tax and book bases of assets and liabilities acquired by Stratagene.
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

     As part of the acquisition of BCH, Stratagene acquired BCH’s interests in its subsidiaries, which include Phenogenex, LLC, or Phenogenex, Iobion Informatics, LLC and subsidiaries, which the Company refers to collectively as Iobion, and an investment in a joint venture consisting of a 49% interest in a limited partnership that operates a research lab. The investment in a joint venture was accounted for under the equity method.
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
     The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
Type of deferred revenue	2005	2004
Extended warranty, installation or maintenance agreement	48%	49%
License agreements	52%	51%

Total deferred revenue	100%	100%

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

     Deferred Taxes
     Stratagene’s deferred tax assets relate primarily to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Stratagene evaluates a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes.
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
     Royalties
     Stratagene enters into license agreements in the ordinary course of its business, which require royalty payments based on specified product sales. These agreements cover the majority of Stratagene’s products. Since mid-2003, Stratagene has withheld payments to a license holder while Stratagene evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to accrue and record the estimated quarterly royalty payable under the patent license agreement and reports this amount to the license holder. Management believes the royalty payments accrued are determined in accordance with the patent license agreement. However, the Company’s calculations of royalty payments are subject to review by the license holder. Therefore, Stratagene’s financial position or results of operations could be materially affected if the license holder later determines that the royalty calculation differs significantly from the amounts recorded by Stratagene. As of June 30, 2005, the amount of accrued and unpaid royalties related to this patent license agreement was $5.3 million. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Following the expiration of these PCR process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. The expiration of the subject United States patent in March 2005 resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene expects an additional $350,000 reduction in royalty expense beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.
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
     Research and Development
     Stratagene focuses its research and development efforts on developing products that use innovative technologies in both the Research Supplies and Medical Diagnostics product lines. Research and development costs are expensed as incurred. For the six months ended June 30, 2005 and for fiscal year 2004, Stratagene’s research and development expenses totaled approximately $5.7 million and $10.8 million, respectively, and Stratagene intends to spend between 11% and 14% of its revenues on research and development activities for at least the next few years.

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
Results of Operations
     Three months ended June 30, 2005 compared to three months ended June 30, 2004
     Revenues
     For the three months ended June 30, 2005, revenue increased $5.1 million, or 26.1%, compared to the three months ended June 30, 2004. Because Stratagene merged with Hycor on June 2, 2004, the Company only recorded one month of Hycor’s diagnostic sales of $2.1 million for the three months ended June 30, 2004 as compared to recording three months of diagnostic sales of $6.3 million for the three months ended June 30, 2005. The Company’s research supplies sales increased $0.9 million, or 5.3%, for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004 primarily due to increased sales of QPCR products. Sales during the three months ended June 30, 2005 were also affected by changes in foreign exchange rates resulting in a positive impact to foreign sales of 4.3% and a 1.1% increase to total worldwide revenue for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004. Stratagene expects that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.
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
     Gross Profit
     Gross profit increased $3.6 million, or 28.3%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due primarily to the inclusion of Hycor’s results of operations for the full three month period ended June 30, 2005. As a percentage of sales, gross profit increased 1.2% from 63.9% for the three months ended June 30, 2004 to 65.1% for the three months ended June 30, 2005 due primarily to lower manufacturing costs per unit, as relatively fixed manufacturing costs were spread over higher production volumes in the three months ended June 30, 2005 compared to the three months ended June 30, 2004, and to a lesser extent decreased royalty expenses due to the expiration of certain patents held by a third party.
     Research and Development Expenses
     Research and development expenses remained relatively flat for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. However, the three months ended June 30, 2005 included a full three months of Hycor’s research and development expenses as opposed to only one month for the three months ended June 30, 2004. The increase in Hycor’s research and development expenses was offset by a decrease of $0.2 million in stock-based compensation expense for stock options granted to non-employees. As a percentage of product sales, research and development expenses decreased 2.7% from 14.2% for the three months ended June 30, 2004 to 11.5%

for the three months ended June 30, 2005. This decrease in research and development expense as a percentage of sales is primarily the result of including revenue from the sale of medical diagnostic products for the three months ended June 30, 2005.
     Selling and Marketing Expenses
     Selling and marketing expenses increased $1.2 million, or 27.0%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in spending was partially due to increased investment in the Company’s Japanese operations and increased selling and marketing headcount. The increase was also due to the Company recording three months of Hycor selling and marketing expenses of approximately $0.9 million for the three months ended June 30, 2005 as compared to only one month of selling and marketing expense of approximately $0.3 million for the three months ended June 30, 2004. As a percentage of total revenue, selling and marketing expenses increased from 21.6% for the three months ended June 30, 2004 to 21.8% for the three months ended June 30, 2005. Stratagene recorded amortizable intangible assets related to trade names and customer contracts in connection with the Hycor merger. These intangible assets are being amortized to sales and marketing expense over various periods ranging from one to five years beginning in June of 2004. The amortization expense included in sales and marketing was approximately $0.1 million and $33,000 for the three months ended June 30, 2005 and 2004, respectively.
     General and Administrative Expenses
     General and administrative expenses decreased by $0.5 million, or 9.8%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The Company recorded approximately $1.3 million more in legal expenses related to patent litigation for the three months ended June 30, 2005 than the comparable period of 2004. In addition, the Company recorded three months of Hycor’s general and administrative expenses of $0.6 million for the three months ended June 30, 2005 compared to only one month of Hycor’s general and administrative expense of $0.2 million for the three months ended June 30, 2004. However, this increased spending in the three months ended June 30, 2005 was more than offset by the inclusion of $2.4 million in expense related to bonuses paid to the Company’s CEO in connection with the Hycor merger for the three months ended June 30, 2004. Excluding these merger related bonuses, general and administrative expenses would have increased by $1.8 million, or 58.2%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. As a percentage of total revenue, general and administrative expenses decreased from 27.7% for the three months ended June 30, 2004 to 19.8% for the three months ended June 30, 2005.
     Total Other Income (Expense), Net
     Total other income, net of expense, decreased $1.5 million, or 105.8%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. BCH had a 49% minority interest in a limited partnership, which Stratagene later acquired as a result of the BCH asset acquisition on June 2, 2004. The LP operated a research lab. On June 1, 2004, prior to the BCH asset acquisition, the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The three months ended June 30, 2004 reflect a $1.8 million gain in equity in earnings of joint venture for the Company’s share of the gain realized on the sale of these assets. The decrease in other income for the three months ended June 30, 2005 was offset by a decrease in interest expense of $0.4 million as compared to the three months ended June 30, 2004 as a result of prepaying long-term debt obligations in 2004 and the half of 2005. Additionally, the Company recorded approximately $0.1 million less in interest income in the three months ended June 30, 2005 due to the payment of shareholder notes receivable during the three months ended June 30, 2004.
     Income Taxes
     Stratagene recorded $0.8 million in tax expense for the three months ended June 30, 2005 as compared to a $13,000 tax benefit recorded for the three months ended June 30, 2004. The effective tax rate for the three months ended June 30, 2005 was 26.4% and was de minimus for the three months ended June 30, 2004, which is discussed below. Tax expense for the three months ended June 30, 2005 benefited from an approximately $0.2 million reversal of tax reserves associated with the completion of tax audits for prior years. The Company anticipates that its full year effective tax rate for 2005 will be approximately 33%. The tax benefit recorded for the three months ended June 30, 2004 was a result of BCH recording a gain in equity in earnings of a joint venture of $1.8 million related to the sale of certain assets of the joint venture, in which BCH had a minority interest. Prior to the BCH asset acquisition date, Stratagene and BCH presented their financial statements on a combined basis as a result of being under common control and because substantially all the BCH membership units were held by certain Stratagene shareholders. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes. The income taxes attributable to this gain are the responsibility of the members of BCH and accordingly, the consolidated financial statements for 2004 do not include a provision for income taxes on this gain.
     Stratagene recognizes state research and development and other credits when they are generated. Excess credits for mature operating entities are recognized and will be used to offset future taxable income as management believes it is more likely than not that the credits will be realized.
     Six months ended June 30, 2005 compared to six months ended June 30, 2004
     Revenues
     For the six months ended June 30, 2005, revenue increased $10.3 million, or 26.4%, compared to the six months ended June 30, 2004. Because Stratagene merged with Hycor on June 2, 2004, the Company only recorded one month of Hycor’s diagnostic sales of $2.1 million for the six month ended June 30, 2004 as compared to recording six months of diagnostic sales of $12.0 million for the six months ended June 30, 2005. In addition, the Company’s research supplies sales increased $0.4 million, or 1.1%, for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004 due to increases in QPCR and mutagenesis products of $2.0 million offset by declines in older technology products of $1.6 million. Sales during the six months ended June 30, 2005 were also affected by changes in foreign exchange rates resulting in a positive impact to foreign sales of 4.8% and a 1.3% increase to total worldwide revenue for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004. There were no significant changes to price or volume during the six months ended June 30, 2005 compared to the same period in 2004. Stratagene expects that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.
     Gross Profit
     Gross profit increased $6.2 million, or 23.8%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to the inclusion of Hycor’s results of operations for the full six month period ended June 30, 2005. As a percentage of sales, gross profit decreased 1.4% from 66.7% for the six months ended June 30, 2004 to 65.3% for the six months ended June 30, 2005 due to the inclusion of Hycor’s lower margin diagnostics products, which was partially offset by lower manufacturing costs per unit, as relatively fixed manufacturing costs were spread over higher production volumes in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Additionally, the Company recognized less royalty expense of approximately $0.2 million during the six months ended June 30, 2005 due to the expiration of certain patents held by a third party.
     Research and Development Expenses
     Research and development expenses increased $0.4 million, or 7.8%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase is due to the Company recording six months of Hycor’s diagnostic research and development expenses for the six months ended June 30, 2005 as compared to recording only one month of expense for the six months ended June 30, 2004. This increase in expense was partially offset by a decrease of $0.2 million in stock-based compensation expense for stock options granted to non-employees. As a percentage of product sales, research and development expenses decreased 2.0% from 13.6% for the six months ended June 30, 2004 to 11.6% for the six months ended June 30, 2005. This decrease in research and development expense as a percentage of sales is primarily the result of including revenue from the sale of medical diagnostic products for the six months ended June 30, 2005 compared to only one month of diagnostic product sales for the six months ended June 30, 2004.
     Selling and Marketing Expenses
     Selling and marketing expenses increased $2.1 million, or 25.1%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in spending was primarily due to the Company recording six months of Hycor selling and marketing expenses of approximately $1.8 million for the six months ended June 30, 2005 as compared to only one month of selling and marketing expense of approximately $0.3 million for the six months ended June 30, 2004. In the six months ended June 30, 2005, the Company also incurred increased expense related to its Japanese operations and increased selling and marketing head count. As a percentage of total revenue, selling and marketing expenses decreased slightly from 21.3% for the six months ended June 30, 2004 to 21.0% for the six months ended June 30, 2005. Stratagene recorded amortizable intangible assets related to trade names and customer contracts in connection with the Hycor merger. These intangible assets are being amortized to sales and marketing expense over various periods ranging from one to five years beginning in June of 2004. The amortization expense included in sales and marketing was approximately $0.2 million and $33,000 for the six months ended June 30, 2005 and 2004, respectively.
     General and Administrative Expenses
     General and administrative expenses increased by $0.5 million, or 5.5%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in general and administrative expense was primarily due to the incurrence of $1.5 million more in legal fees related to patent litigation and increased expenses of $0.2 million related to public company oversight for the six months ended June 30, 2005 than the comparable period of 2004. The Company also incurred $1.0 million more in general and administrative expense due to the inclusion of Hycor’s results for the full six months ended June 30, 2005 as compared to the inclusion of only one month of Hycor’s results for the six months ended June 30, 2004. This increased spending was partially offset by the inclusion of $2.4 million in expense related to bonuses paid to the Company’s CEO in connection with the Hycor merger for the six months ended June 30, 2004. Excluding these merger related bonuses, general and administrative expenses would have increased by $2.8 million, or 45.5%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. As a percentage of total revenue, general and administrative expenses decreased 3.6% from 21.9% for the six months ended June 30, 2004 to 18.3% for the six months ended June 30, 2005.
     Total Other Income (Expense), Net
     Total other income, net of expense, decreased $0.4 million, or 62.5%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. BCH had a 49% minority interest in a limited partnership, which Stratagene later acquired as a result of the BCH asset acquisition on June 2, 2004. The LP operated a research lab. On June 1, 2004, prior to the BCH asset acquisition, the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The results for six months ended June 30, 2004 reflect a $1.8 million gain in equity in earnings of joint venture for the Company’s share of the gain realized on the sale of these assets. The decrease in other income was offset by a decrease in interest expense of $1.0 million as compared to the six months ended June 30, 2004 as a result of prepaying long-term debt obligations in 2004 and the first half of 2005, as well as $0.1 million less in interest income in the six months ended June 30, 2005 due to payment of shareholder notes receivable as compared to the six months ended June 30, 2004. Additionally, the Company recorded approximately $0.4 million more in other income due to a legal settlement recognized in the six months ended June 30, 2005.
     Income Taxes
     Stratagene recorded $2.3 million in tax expense for the six months ended June 30, 2005 as compared to $1.0 million for the six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was 31.0% as compared to 22.0% for the six months ended June 30, 2004. Tax expense for the six months ended June 30, 2005 benefited from an approximately $0.2 million reversal of tax reserves associated with the completion of tax audits for prior years. The Company anticipates that its full year effective tax rate for 2005 will be approximately 33%. The lower effective rate for 2004 was primarily the result of BCH recording a gain in equity in earnings of a joint venture of $1.8 million related to the sale of certain assets of the joint venture, in which BCH had a minority interest. Prior to the BCH asset acquisition date, Stratagene and BCH presented their financial statements on a combined basis as a result of being under common control and because substantially all the BCH membership units were held by certain Stratagene shareholders. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, the income taxes attributable to the $1.8 million gain are the responsibility of the members of BCH. Accordingly, the consolidated financial statements for 2004 do not include a provision for income taxes on this $1.8 million gain.
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
     Stratagene generated net cash from operating activities of $7.0 million and $4.4 million for the six months ended June 30, 2005 and 2004, respectively.
     Stratagene used $0.9 million of net cash in its investing activities for the six months ended June 30, 2005 and generated net cash of $4.9 million in its investing activities for the six months ended June 30, 2004. Cash acquired related to the merger with Hycor, net of acquisition costs of $1.8 million, totaled $4.5 million for the six months ended June 30, 2004. Cash distributions from a joint venture resulting from the sale of certain assets of the joint venture totaled $1.0 million for the six months ended June 30, 2004. Capital expenditures and additions to patents for the six months ended June 30, 2005 totaled $0.8 million and $0.7 million, respectively, as compared to $0.4 million and $0.7 million for the six months ended June 30, 2004, respectively. For fiscal 2005, Stratagene currently anticipates capital spending on property and equipment to be in the range of $1.5 million to $2.0 million.
     Stratagene used $5.3 million and $3.7 million in net cash for financing activities for the six months ended June 30, 2005 and 2004, respectively, which included the repayment of $5.6 million and $17.3 million in debt, respectively. The $17.3 million repayment of debt for the six months ended June 30, 2004 was offset by borrowings under the Company’s credit facilities of $14.1 million.
     Based on management’s review of Stratagene’s accounts receivables, an allowance for doubtful accounts is accrued. However, Stratagene does not write off individual accounts receivable until substantially all avenues of legal recourse to collect the outstanding amount have been exhausted. The actual write-off for the six months ended June 30, 2005 was minimal and the allowance decreased by approximately $0.2 million. This decrease in expected uncollectible accounts was due in part to continued collection efforts. No significant change to future liquidity is anticipated.
     Gross accounts receivable used cash of $0.9 million for the six months ended June 30, 2005 due to higher sales near the end of second quarter of 2005 as compared to the fourth quarter of 2004. For the six months ended June 30, 2004, gross accounts receivable provided cash of $0.4 million due to slightly lower sales in June 2004 as compared to December 2003 and reductions in accounts receivable due to collection efforts.
     Gross inventory used cash of $1.5 million and $0.1 million for the six months ended June 30, 2005 and 2004, respectively, due to supporting ongoing business requirements.
     Accrued expenses and other liabilities was a source of cash of $1.3 million for the six months ended June 30, 2005 due primarily to withheld royalty payments to a third party under a license agreement while Stratagene evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to record the estimated quarterly royalty payable under the patent license agreement and reports this amount to the third party. Accrued expenses and other liabilities was a use of cash of $1.2 million for the six months ended June 30, 2004 due to the Company’s payment of Hycor merger related expenses subsequent to the merger date, offset by increased royalty and employee compensation accruals.
     Stratagene had cash, cash equivalents and restricted cash totaling $5.7 million and $5.5 million at June 30, 2005 and December 31, 2004, respectively, and working capital of $18.4 million and $17.9 million at June 30, 2005 and December 31, 2004, respectively.
     As of June 30, 2005, BioCrest Manufacturing, L.P., a consolidated subsidiary of Stratagene, had approximately $4.1 million in total debt. This debt included approximately $0.1 million under a $9.0 million reducing revolving line of credit and $4.0 million in industrial revenue bonds.
     The obligations of BioCrest Manufacturing under the reducing revolving line of credit have been guaranteed by Stratagene and each of its wholly owned domestic subsidiaries. These obligations are also generally secured by substantially all of the personal property assets of Stratagene and each of its wholly owned domestic subsidiaries, as well as liens on the real property and improvements related to Stratagene’s Texas manufacturing facility.

     Borrowings under the reducing revolving line of credit bear interest at a variable rate equal to the one-month LIBOR rate plus 2.55% and the reducing revolving line of credit matures in January 2007. The reducing revolving line of credit includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The reducing revolving line of credit also contains restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. As of June 30, 2005, the Company was in compliance with all of these covenants.
     The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 2.4% for the six months ended June 30, 2005 and was 1.44% for fiscal 2004. Under the instrument governing the industrial revenue bonds, Stratagene was required to make sinking fund payments of $870,000 per year through April 2004 and $735,000 in April 2005, and is required to make sinking fund payments of $240,000 per year through April 2021, and then $175,000 in April 2022 when the bonds mature.
     Stratagene leases certain facilities and equipment under noncancelable operating leases, with equipment leases expiring through January 2007 and facility leases for the Company’s headquarters in La Jolla and its offices in Garden Grove, California, Canada, the Netherlands, Germany, Scotland and Japan expiring on various dates between September 30, 2005 and September 30, 2008.
     Stratagene has entered into employment agreements with certain of its officers which expire from June 2006 to June 2007 and with salary ranges from approximately $250,000 to $450,000. These agreements generally provide for severance benefits if the officer is terminated by Stratagene other than for cause, as defined in the employment agreements.
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
     The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2004:

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating leases	$6,687,753	$2,107,937	$4,579,816	—	—
Principal on long-term debt (1)	9,706,923	735,000	5,676,923	$480,000	$2,815,000
Employment agreements	1,358,753	630,835	727,918	—	—
Other purchase commitments	3,130,000	3,130,000	—	—	—

Total contractual obligations	$20,883,429	$6,603,772	$10,984,657	$480,000	$2,815,000

(1)	At June 30, 2005, total long-term debt was $4.1 million due to principal payments made during the first have of fiscal 2005.
Off-Balance Sheet Arrangements
     At June 30, 2005 and December 31, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

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
New Accounting Pronouncements
     Information regarding recent accounting pronouncements is contained in Note 9 to the Consolidated Financial Statements for the period ended June 30, 2005, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.
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
     As of June 30, 2005, Joseph A. Sorge, M.D., the founder, chairman of the board of directors, chief executive officer and president of Stratagene, beneficially owned approximately 61% of Stratagene’s outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of its stockholders, including the election of directors and the approval of mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in a change of control of Stratagene, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.
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
     As of June 30, 2005, Stratagene had approximately $4.1 million of outstanding indebtedness, including approximately $0.1 million of borrowings under its reducing revolving line of credit and approximately $4.0 million in principal amount of industrial revenue bonds. Stratagene’s indebtedness could have negative consequences for Stratagene, including the following:
•	Stratagene will need a portion of its cash flow to pay the principal and interest on its indebtedness, including indebtedness it may incur in the future;

•	payments of Stratagene’s indebtedness will reduce the funds that would otherwise be available for its operations and future business opportunities;

•	Stratagene may have greater relative debt burdens than its competitors, which may place Stratagene at a competitive disadvantage;

•	Stratagene’s debt level may make it more vulnerable than its competitors to a downturn in its business or the economy generally; and

•	there would be a material adverse effect on Stratagene’s business and financial condition if Stratagene is unable to service its indebtedness or obtain additional financing.

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
     As disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Stratagene was not an “accelerated filer” as of December 31, 2004. Stratagene will also not be an “accelerated filer” as of December 31, 2005 because the aggregate market value of Stratagene’s common stock held by non-affiliates of Stratagene as of June 30, 2005 was not equal to or greater than $75.0 million. Therefore, the Company will not be required to include a report by management on the Company’s internal control over financial reporting until the Annual Report on Form 10-K for the fiscal year ending December 31, 2006. Notwithstanding the extension of this compliance date, Stratagene is currently making concerted efforts to prepare itself to be able to comply with such requirements. These efforts include documenting, evaluating the design and testing the effectiveness of Stratagene’s internal control over financial reporting. During this process, Stratagene expects to make improvements in the design and operation of its internal control over financial reporting, including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls.
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
     As of June 30, 2005, Stratagene had approximately 22.1 million shares of common stock outstanding. Of this amount, the 5,015,453 shares issued to the former Hycor stockholders in the merger transaction with Hycor are freely tradable under the Securities Act, except for any shares held by affiliates of Stratagene or Hycor, as the case may be, which may be sold from time to time in accordance with the requirements of Rule 144 or Rule 145 of the Securities Act. In addition, Stratagene has entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, Stratagene will file a registration statement under the Securities Act covering 2,000,000 shares of Stratagene common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.2 million shares of Stratagene common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships and the remaining shares of Stratagene common stock held by the other stockholders of Stratagene prior to the Hycor merger may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act. The sale by Stratagene’s current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of the Stratagene common stock.
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
     Including sales made by Stratagene’s subsidiaries and distributors, its products are currently marketed in over 45 countries throughout the world. Measured in U.S. dollars, Stratagene’s product sales outside the United States for the three and six months ended June 30, 2005 and for fiscal 2004 represented 30%, 31% and 27% of its total sales, respectively. In addition, approximately 10%, 11% and 12% of its total sales for the three and six months ended June 30, 2005 and for fiscal 2004, respectively, were for products exported from the United States. Stratagene expects that international sales will continue to account for a significant percentage of its revenues for the foreseeable future, in part because Stratagene intends to expand its international operations. There are a number of risks arising from Stratagene’s international business, including:

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
     Stratagene maintains manufacturing facilities in Garden Grove, California and in the Austin, Texas area. Damage to these facilities due to fire, earthquake or other natural disaster, power loss, unauthorized entry or other events could cause an interruption in the production of Stratagene’s products. Stratagene does not have or plan to obtain earthquake insurance. In late 1999 and early 2000 Stratagene opened a manufacturing facility outside of Austin, Texas and moved over 100 jobs to that location. During the transition process, Stratagene lost some key personnel who were important to certain manufacturing processes. As a result, Stratagene was unable to manufacture certain products for a period of three to six months. Many of the customers who wanted to purchase the affected products during this period switched to other suppliers and Stratagene found it difficult to reacquire these customers once it was able to manufacture the products again. Accordingly, Stratagene believes that a prolonged interruption in its manufacturing operations could have a material adverse impact on Stratagene’s ability to effectively operate its business.

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
     Additionally, because Dr. Sorge owns approximately 61% of the Company’s outstanding common stock, he controls all matters requiring approval of Stratagene’s stockholders. As a result, among other things, Dr. Sorge must approve any merger or other business combination related to Stratagene.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Stratagene’s financial instruments include cash and cash equivalents, investments in marketable debt securities and long-term debt. At June 30, 2005, the carrying values of its financial instruments approximated their fair values based on current market prices and rates.
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
     Stratagene’s international sales expose it to foreign currency risk in the ordinary course of its business. Approximately 30% and 26% of Stratagene’s revenue for the three months ended June 30, 2005 and 2004, respectively, was generated by its foreign subsidiaries. Approximately 31% and 27% of Stratagene’s revenue for the six months ended June 30, 2005 and 2004, respectively, was generated by its foreign subsidiaries. The foreign subsidiaries sell products in various local currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, Stratagene is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.
     For financial reporting purposes, the foreign subsidiaries’ income statements are translated from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in Stratagene’s consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the three and six months ended June 30, 2005, the net impact to Stratagene’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $0.2 million and $0.5 million, respectively, when compared to the exchange rates for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2005, the net impact to Stratagene’s reported operating expenses from the effect of exchange rate fluctuations was an increase of approximately $0.2 million and $0.4 million, respectively, when compared to rates for the three and six months ended June 30, 2004.
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
     Interest Rates
     Stratagene’s cash and cash equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. Stratagene limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at June 30, 2005, the Company believes that a 10% rise or fall in interest rates would have had no material impact on its financial statements.
     The following table shows the average interest rate for the three and six months ended June 30, 2005 for each of Stratagene’s long-term debt obligations:

	Average Interest Rate for	Average Interest Rate for
	the Three Months Ended	the Six Months Ended
Long-term Debt Obligations	June 30, 2005	June 30, 2005
Reducing revolving line of credit	5.7%	5.4%
Industrial revenue bonds	2.8%	2.4%
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
     Changes in Internal Control
     There were no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     As disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Stratagene was not an “accelerated filer” as of December 31, 2004. Stratagene will also not be an “accelerated filer” as of December 31, 2005 because the aggregate market value of Stratagene’s common stock held by non-affiliates of Stratagene as of June 30, 2005 was not equal to or greater than $75.0 million. Therefore, the Company will not be required to include a report by management on the Company’s internal control over financial reporting until the Annual Report on Form 10-K for the fiscal year ending December 31, 2006.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is contained in Note 8 to the Consolidated Financial Statements for the period ended June 30, 2005, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its 2005 Annual Meeting of Stockholders on June 3, 2005 at the Company’s headquarters in La Jolla, California. Stockholders of record at the close of business on April 11, 2005 were entitled to notice of and to vote in person or by proxy at the 2005 Annual Meeting of Stockholders. At the 2005 Annual Meeting of Stockholders, the stockholders of the Company voted on the election of five directors to hold office until the 2006 Annual Meeting of Stockholders. At the 2005 Annual Meeting of Stockholders, each of the five directors nominated by management was elected. Details of the votes cast at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, the number of abstentions and the number of broker non-votes, as applicable:
     1. To elect five directors to hold office until the 2006 Annual Meeting of Stockholders:

		Votes Against
	Votes For	or Withheld
Joseph A. Sorge, M.D.	21,448,813	190,757
J. David Tholen	21,436,239	203,331
Robert C. Manion	21,486,165	153,405
Carlton J. Eibl	21,496,751	142,819
John C. Reed	21,512,699	126,871
     No other matters were voted on at the 2005 Annual Meeting of Stockholders.
Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATAGENE CORPORATION
Date: August 12, 2005	By:	/s/ Joseph A. Sorge, M.D.
Joseph A. Sorge, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 12, 2005	By:	/s/ Steve R. Martin
Steve R. Martin
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)