Form 10-Q
period 2005-09-30
STRATAGENE  CORP
filed 2005-11-10
CIK 1108674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(858) 373-6300
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005
Common Stock, $0.0001 Par Value	22,191,815

STRATAGENE CORPORATION
Quarterly Report on Form 10-Q

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,789,013	$4,890,458
Marketable debt securities	65,094	197,125
Cash — restricted related to bond indenture	131,092	582,995
Accounts receivable, less allowance for doubtful accounts and sales returns of $559,911 and $766,772 at September 30, 2005 and December 31, 2004, respectively	11,627,756	11,059,464
Income taxes receivable	—	269,861
Inventories	13,967,364	12,986,910
Deferred income tax assets	1,944,973	2,002,013
Prepaid expenses and other current assets	2,564,624	1,713,729

Total current assets	39,089,916	33,702,555
Property and equipment, net	11,497,737	12,111,957
Other assets	541,245	541,091
Deferred income tax assets	209,132	217,102
Goodwill	27,234,214	27,234,214
Intangible assets	6,654,364	6,524,781

Total assets	$85,226,608	$80,331,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,185,595	$4,129,171
Accrued expenses and other liabilities	10,371,167	9,877,253
Current portion of long-term debt	240,000	735,000
Deferred revenue, current	539,211	1,062,288
Income taxes payable	241,901	—

Total current liabilities	19,577,874	15,803,712
Deferred revenue	487,586	395,881
Long-term debt, less current portion	3,775,000	8,971,923
Other liabilities	256,092	—

Total liabilities	24,096,552	25,171,516

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 22,186,690 and 22,029,430 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2,219	2,203
Additional paid-in capital	53,506,494	52,880,192
Unearned stock-based compensation	(104,617)	(420,677)
Retained earnings	9,275,975	3,514,811
Accumulated other comprehensive loss	(1,550,015)	(816,345)

Total stockholders’ equity	61,130,056	55,160,184

Total liabilities and stockholders’ equity	$85,226,608	$80,331,700

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$23,695,883	$23,076,572	$73,187,318	$62,245,123

Costs and expenses:
Cost of products sold	8,446,940	8,087,522	25,606,209	21,138,317
Research and development	2,837,902	2,727,998	8,587,164	8,059,848
Selling and marketing	5,318,144	4,775,211	15,731,760	13,098,879
General and administrative	5,919,374	3,744,194	14,957,924	12,307,715
Impairment of long-lived assets	—	20,226	20,025	78,357

Total costs and expenses	22,522,360	19,355,151	64,903,082	54,683,116

Income from operations	1,173,523	3,721,421	8,284,236	7,562,007

Other income and expenses:
Loss on foreign currency transactions	(99,723)	(134,343)	(218,295)	(217,593)
Equity in earnings of joint venture	—	51,157	—	1,812,765
Other income, net	2,740	665,903	515,363	749,248
Interest expense	(52,162)	(248,829)	(210,114)	(1,440,116)
Interest income	13,450	16,993	22,533	133,036

Total other income (expense)	(135,695)	350,881	109,487	1,037,340

Income before income taxes	1,037,828	4,072,302	8,393,723	8,599,347
Income tax expense	(349,400)	(1,863,508)	(2,632,559)	(2,857,364)

Net income	$688,428	$2,208,794	$5,761,164	$5,741,983

Earnings per share:
Basic	$0.03	$0.10	$0.26	$0.31
Diluted	$0.03	$0.10	$0.26	$0.31

Weighted average shares:
Basic	22,141,647	21,941,806	22,076,654	18,398,266
Diluted	22,281,247	22,077,933	22,203,286	18,401,527
See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,761,164	$5,741,983
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income of) joint venture	—	(1,812,765)
Depreciation and amortization	2,694,117	2,142,394
Impairment of long-lived assets	20,025	78,357
Stock-based compensation	408,098	726,129
Bad debt expense	(33,238)	(333,258)
Excess and obsolete inventory expense	377,949	(275,716)
Loss on disposal of assets	25,114	4,844
Interest accrued on notes receivable from stockholders	—	(83,134)
Accretion of interest on long-term debt	—	740,842
Deferred income taxes	16,930	(644,253)
Changes in assets and liabilities:
Foreign currency exchange contracts	—	(14,015)
Accounts receivable	(965,867)	820,271
Inventories	(1,609,179)	426,823
Prepaid expenses and other current assets	(861,917)	642,041
Due from related party	—	96,642
Due to related party	—	451,630
Income taxes receivable	—	(9,851)
Other assets	(6,995)	155,880
Accounts payable	4,275,420	(1,605,034)
Accrued expenses and other liabilities	651,927	388,990
Deferred revenue	(391,509)	(221,085)
Other liabilities	261,744	—
Income taxes payable	372,627	430,466

Net cash provided by operating activities	10,996,410	7,848,181

Cash flows from investing activities:
Cash acquired in merger, net of acquisition costs	—	4,520,153
Proceeds from maturities of marketable debt securities	130,000	330,000
Purchases of property and equipment	(1,207,035)	(867,017)
Additions to intangible assets	(1,110,695)	(872,093)
Redemption of BCH member interests	—	(7,378)
Changes in restricted cash	450,024	237,637
Cash distributions from joint venture	—	1,000,000

Net cash (used in) provided by investing activities	(1,737,706)	4,341,302

(Continued)

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from financing activities:
Principal payments on long-term debt	(735,000)	(18,744,012)
Issuance of long-term debt	—	6,000,000
Borrowings under line of credit	46,620	8,184,669
Payments under line of credit	(5,003,544)	(5,000,000)
Distributions to BCH members	—	(476,280)
Proceeds from issuance of common stock	497,728	176,284

Net cash used in financing activities	(5,194,196)	(9,859,339)
Effects of foreign currency exchange rates on cash	(165,953)	216,078

Net increase in cash	3,898,555	2,546,222
Cash and cash equivalents at beginning of period	4,890,458	2,003,762

Cash and cash equivalents at end of period	$8,789,013	$4,549,984

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$133,901	$905,236
Income taxes	$2,118,753	$3,085,483

Non-cash investing and financing activities:
Shares of common stock issued in exchange for the outstanding shares of Hycor and fair value of $3,331,223 assigned to the Hycor options assumed	$—	$43,972,844
Shares of common stock issued with respect to the conversion of outstanding debt	$—	$9,180,000
Redemption of common stock for outstanding notes receivable from stockholder	$—	$(2,899,181)
Redemption of common stock for outstanding note receivable from stockholder	$—	$(276,878)
Deferred taxes recorded in connection with BCH asset purchase	$—	$750,000
(Concluded)
See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
1. Basis of Presentation
     The consolidated financial statements of Stratagene Corporation and its subsidiaries (“Stratagene” or the “Company”) for the three and nine months ended September 30, 2005 and 2004 are unaudited. These financial statements include all adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2005 and the consolidated results of operations and cash flows of the Company for the three and nine months ended September 30, 2005 and 2004.
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

2. Proforma Financial Information
     The results of operations of Hycor have been included in the accompanying consolidated financial statements of Stratagene from the date of acquisition. However, the following unaudited pro forma information assumes that the June 2, 2004 Hycor merger occurred on January 1, 2004. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition occurred on January 1, 2004, or of future results of operations. The unaudited pro forma results for the nine months ended September 30, 2004 are as follows:

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(pro forma)
Revenues	$73,187,318	$71,211,656
Net income	$5,761,164	$7,019,540
Earnings per share:
Basic	$0.26	$0.32
Diluted	$0.26	$0.32

Weighted average shares:
Basic	22,076,654	21,876,343
Diluted	22,203,286	21,879,604
     The unaudited pro forma information presented above for the nine months ended September 30, 2004 has been adjusted for charges for material, nonrecurring items that include the following:
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
3. Earnings Per Share (“EPS”)
     Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effects of the Company’s outstanding common stock options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Weighted average shares:
Basic	22,141,647	21,941,806	22,076,654	18,398,266
Effect of dilutive common stock options	139,600	136,127	126,632	3,261

Diluted	22,281,247	22,077,933	22,203,286	18,401,527

     Options outstanding totaling 1,698,126 and 2,924,864 for the three month periods ended September 30, 2005 and 2004, respectively, and 1,951,458 and 2,101,828 for the nine month periods ended September 30, 2005 and 2004, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

4. Accounting for Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.
     Pro forma information regarding net income is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The value of Stratagene employee stock options was estimated at the dates of grant using the minimum value method of SFAS No. 123 from the inception date of the applicable stock option plan through June 2, 2004 and the fair value method for all option grants made subsequent to that date using the Black-Scholes pricing model. The fair value of the Hycor employee stock options assumed by Stratagene in the Hycor merger was estimated at the dates of grant using the Black-Scholes pricing model for all option grants. For options granted that have multiple cliff vesting periods, the Company amortizes compensation cost using the graded vesting method prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans. The following weighted average assumptions were used for the nine month period ended September 30, 2005 and for the full year ended December 31, 2004, respectively:

	2005	2004
Risk free interest rate	4.0%	4.0%
Dividend yield	0%	0%
Volatility factor	45%	45%
Expected life (in years)	3-6 years	3-6 years
Weighted average fair value	$3.35	$3.69
     If the computed fair values of the stock options granted had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income as reported	$688,428	$2,208,794	$5,761,164	$5,741,983
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	(28,779)	—	64,751
Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(97,828)	(393,006)	(2,244,340)	(487,666)

Pro forma net income	$590,600	$1,787,009	$3,516,824	$5,319,068

Earnings per common share:
Basic – as reported	$0.03	$0.10	$0.26	$0.31
Basic – pro forma	$0.03	$0.08	$0.16	$0.29
Diluted – as reported	$0.03	$0.10	$0.26	$0.31
Diluted – pro forma	$0.03	$0.08	$0.16	$0.29
     The acceleration of certain outstanding employee stock options in the first quarter of 2005 impacted the pro forma stock-based compensation expense determined under SFAS No. 123 presented in the table above. On March 31, 2005, the Compensation Committee of the Board of Directors of the Company accelerated the vesting of certain unvested non-qualified stock options previously awarded to the Company’s executive officers and other employees under the Company’s Amended and Restated Year 2000 Stock Option Plan that had an exercise price greater than or equal to $8.05, the closing price of the Company’s common stock on the date preceding the Compensation Committee’s action. Options to purchase approximately 1.2 million shares of common stock (of which approximately 905,000 shares were subject to options held by executive officers) were subject to this acceleration. Options held by non-employee directors and advisory board members and “incentive stock options” were not accelerated.

     Because these options had exercise prices at or in excess of the fair market value of the Company’s common stock at the time they were accelerated, and were not fully achieving their original objectives of incentive compensation and employee retention, the Company believes that the acceleration had a positive effect on employee morale, retention and perception of option value. The acceleration will eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of SFAS No. 123(R), Share-Based Payment, which becomes effective for the Company’s first quarterly reporting period in 2006. The future expense that is eliminated beginning in 2006 as a result of the acceleration of the vesting of these options is approximately $1.6 million, or approximately $1.0 million net of tax, of which approximately $1.2 million, or $775,000 net of tax, is attributable to options held by executive officers. The option acceleration did not result in compensation expense in the first quarter of 2005 under APB No. 25 and FASB Interpretation No. 44 because these options had exercise prices at or in excess of the fair market value of the Company’s common stock at the time they were accelerated.
     Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measured. The fair value for these options is based on the Black-Scholes pricing model using the assumptions described above. The Company recognized $36,170 and $15,396 of stock-based compensation expense for the three months ended September 30, 2005 and 2004, respectively, and $135,036 and $270,069 of stock-based compensation expense for the nine months ended September 30, 2005 and 2004, respectively. The expense was recorded in research and development expense. The total deferred charges for options granted to non-employees are re-measured quarterly as the underlying options vest and are included in additional paid-in capital in the financial statements.
5. Balance Sheet Information
     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials and supplies	$5,604,213	$5,710,213
Work-in-process	3,833,213	3,067,593
Finished goods	4,529,938	4,209,104

Total	$13,967,364	$12,986,910

     Intangible Assets and Goodwill
     The following sets forth the Company’s intangible assets by major asset class:

		September 30, 2005			December 31, 2004
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Intangible assets subject to amortization:
Amortizable patents and other	2 – 7 years	$8,393,909	$4,050,893	$4,343,016	$7,303,757	$3,324,128	$3,979,629
Amortizable intangible assets	1 – 5 years	$1,189,000	$452,652	$736,348	$1,189,000	$218,848	$970,152
Intangible assets not subject to amortization:
Non-amortizable intangible assets		$1,575,000	$—	$1,575,000	$1,575,000	$—	$1,575,000
Goodwill		$27,234,214	$—	$27,234,214	$27,234,214	$—	$27,234,214

		$38,392,123	$4,503,545	$33,888,578	$37,301,971	$3,542,976	$33,758,995

     Amortizable patents and other includes costs incurred in connection with patent applications, which consist principally of legal fees. Amortizable intangible assets, non-amortizable intangible assets and goodwill were established in connection with the merger with Hycor. Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets. The other non-amortizable intangible assets represent

$1,575,000 for a trade name with an indefinite life. The intangible assets subject to amortization include $480,000 for patents and trademarks, which will be amortized over 2 to 7 years, and $1,189,000 for contractually based customer relationships, which will be amortized over 1 to 5 years.
     Amortization expense totaled approximately $327,000 and $267,000 for the three months ended September 30, 2005 and 2004, respectively. Amortization expense totaled approximately $961,000 and $553,000 for the nine months ended September 30, 2005 and 2004, respectively.
     Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2005	2004
Accrued compensation	$2,751,298	$3,008,605
Accrued royalties	6,325,357	4,825,246
Warranty	279,426	333,277
Other accrued expenses and liabilities	1,015,086	1,710,125

Total	$10,371,167	$9,877,253

6. Stockholders’ Equity
     The following table summarizes equity transactions during the nine months ended September 30, 2005:

			Additional	Unearned		Accumulated Other	Total
	Common Stock		Paid-in	Stock-based	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss	Equity
Balance as of January 1, 2005	22,029,430	$2,203	$52,880,192	$(420,677)	$3,514,811	$(816,345)	$55,160,184
Amortization of unvested options acquired in the Hycor merger	—	—	—	273,062	—	—	273,062
Adjustment to stock-based compensation for terminated employees	—	—	(42,998)	42,998	—	—	—
Common stock issued pursuant to employee stock purchase plan	38,600	3	275,254	—	—	—	275,257
Common stock issued upon exercise of stock options	118,660	13	222,457	—	—	—	222,470
Tax benefit received from the exercise of stock options	—	—	36,553	—	—	—	36,553
Compensation expense for non-employee stock options	—	—	135,036	—	—	—	135,036
Net income	—	—	—	—	5,761,164	—	5,761,164
Foreign currency translation	—	—	—	—	—	(733,487)	(733,487)
Unrealized gain on securities	—	—	—	—	—	(183)	(183)

Balance as of September 30, 2005	22,186,690	$2,219	$53,506,494	$(104,617)	$9,275,975	$(1,550,015)	$61,130,056

7. Comprehensive Income
     Components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income	$688,428	$2,208,794	$5,761,164	$5,741,983
Foreign currency translation gain (loss)	(23,525)	61,945	(733,487)	(279,919)
Unrealized gains (losses) on marketable debt securities	182	263	(183)	996

Comprehensive income, net of tax	$665,085	$2,271,002	$5,027,494	$5,463,060

8. Commitments and Contingencies
     Royalty Payments — Accrued expenses and other liabilities at September 30, 2005 and December 31, 2004 include $5.8 million and $4.1 million, respectively, of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the respective balance sheet date. The Company has accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003, such royalty payments have been withheld by the Company while the Company evaluates a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Stratagene’s financial position or results of operations could be materially affected if the parties subsequently determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Following the expiration of these PCR process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. The expiration of the subject United States patent in March 2005 resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene expects an additional $350,000 reduction in royalty expense beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.
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
     In addition, in March 2001, Stratagene was sued by Invitrogen in the United States District Court for the Western District of Texas. Invitrogen alleges (1) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that the ‘797 patent was not infringed by Stratagene. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, on remand from the Federal Circuit Court the district court determined on partial summary judgment that Stratagene infringed the ‘797 patent and, on summary judgment, that the ‘797 patent was not invalid for indefiniteness although the ‘797 patent was invalid because of public use under 35 U.S.C. § 102(b). Having found the ‘797 patent invalid, the district court indicated there was no need for a trial. Invitrogen appealed the district court’s ruling, and oral arguments were heard before the Federal Circuit Court of Appeals in May 2005. In October 2005, the Federal Circuit Court reversed the district court’s summary judgment of invalidity due to public use, affirmed the district court’s partial summary judgment of infringement, affirmed the district court’s denial of summary judgment of invalidity due to indefiniteness, and remanded the case for further proceedings. Stratagene anticipates that a status conference with the district court will occur shortly and intends to vigorously pursue its claims and affirmative defenses, including various alternative grounds of invalidity of the ‘797 patent.

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
Takara Bio
     In November 2002, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Takara Bio with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction, monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Takara filed a counterclaim in a separate action in the United States District Court for the Southern District of California. By its counterclaim, Takara seeks joint ownership of Stratagene’s ‘772 patent. In June 2003, Stratagene successfully moved to transfer the California action to Maryland. In August 2003, the Maryland district court denied Takara’s motion to dismiss or transfer the complaint, and the cases have been consolidated for pretrial and trial. The parties entered into a joint stipulation, effective as of September 20, 2005, to stay the proceedings to continue to pursue settlement of this action. No trial date is currently set for this case.
Third Wave Technologies
     In September 2004, Stratagene was sued by Third Wave Technologies, Inc. (”Third Wave”) in the United States District Court for the Western District of Wisconsin (the “Court”). The complaint alleged that Stratagene has infringed United States patent nos. 6,348,314 and 6,090,543, and has induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale and/or selling assays employing cleavage of nucleic acids, including at least its Full Velocity products. Third Wave sought a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it did not infringe a valid or enforceable claim of either patent. Stratagene also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. Stratagene sought an award of its fees and costs incurred in defending itself in this action. A jury trial commenced on August 22, 2005. The jury returned a verdict that the patents-in-suit were valid and infringed by Stratagene. Additionally, the jury returned a verdict for monetary damages in the amount of $5,290,000 and that Stratagene’s infringement was willful. Based on the jury’s verdict, the Court permanently enjoined Stratagene from making, advertising, promoting the use of, selling, offering to sell, using, permitting to be used, contributing to the use, sale or offering for sale of, or inducing the use, sale or offering for sale of the FullVelocity QPCR and FullVelocity QRT-PCR products, or any other product used in a method that meets all of the limitations of any of the asserted claims. Stratagene has filed motions to reverse or modify the jury verdicts and/or for a new trial. Third Wave has filed motions to treble the damages up to $15,870,000, and has requested unspecified attorneys’ fees and costs. After the Court has resolved those motions, Stratagene intends to appeal any remaining adverse rulings to the U.S. Court of Appeals for the Federal Circuit. Although it is impossible to predict the final outcome, Stratagene believes it has defenses to all of Third Wave’s claims and intends to continue conducting a vigorous defense. It is possible that the final outcome of this litigation could result in damages payable at a higher or lower amount than previously awarded by the Wisconsin jury. The Court has the ability to award judgment as a matter of law to Stratagene, grant a new trial on liability and/or damages, reduce the jury award of damages, enhance the jury award of damages up to $15,870,000, and/or award Third Wave its attorneys’ fees and costs. In considering whether to record a loss contingency and, if so, an amount, Stratagene considered the guidance provided by FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14 (As Amended), Reasonable Estimation of the Amount of a Loss, an Interpretation of FASB Statement No. 5. The range of estimated damages is $0 to $15,870,000, plus attorneys’ fees and costs. In an effort to estimate potential damages, Stratagene reviewed historical patent license evidence, but still concluded that due to the uncertainty of the final outcome in this matter, Stratagene is unable to estimate any number that is better than another within the range stated, and therefore, has accrued $0 (the low end of the range). Stratagene anticipates the Court’s decisions on the post-trial motions will be made during the fourth quarter of 2005 and expects to reconsider the issue of potential loss contingency accruals in light of such decisions.

     On May 6, 2005, Stratagene filed a complaint in the United States District Court for the District of Delaware charging Third Wave Technologies with willful infringement and inducing others to infringe United States patent nos. 6,528,254 and 6,548,250 for making, using, selling and offering for sale certain of its Invader® products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. On September 21, 2005, Third Wave answered Stratagene’s complaint asserting affirmative defenses of invalidity and non-infringement and counterclaims for invalidity and non-infringement. On October 11, 2005, Stratagene answered Third Wave’s counterclaims asserting the patents-in-suit as valid and enforceable. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. No trial date is currently set for this case.
Applera Corporation
     In November 2004, Stratagene received notice of a patent infringement suit filed by Applera Corporation against it and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. In December 2004, Stratagene filed its answer to the complaint responding that it does not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. An estimate of the possible loss or range of loss cannot be made at this time and Stratagene is unable to determine whether the outcome of the litigation could have a material impact on its results of operations or financial condition in any future period. This case is currently scheduled to be placed on the Court’s trial ready list in October 2006.
     In June 2005, Stratagene received notice that Applera had filed an action against it in the Dusseldorf District Court in Germany relating to EP patent 0 872 562, the European counterpart of the ‘934 patent. By decision of the European Patent Office dated January 7, 2005, the ‘562 patent was revoked. Based upon that revocation, Stratagene moved to stay the district court proceeding in July 2005. Applera has consented to Stratagene’s request to stay this proceeding.
Ariadne Genomics
     In March 2005, Stratagene filed a demand for arbitration with the American Arbitration Association (“AAA”) against Ariadne Genomics, Inc. (“Ariadne”) for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement (the “Agreement”) between the parties. Ariadne filed counterclaims in the AAA, which Stratagene denied. The parties have now reached an amicable settlement of this matter. In October 2005, Stratagene and Ariadne executed a Binding Settlement Agreement Term Sheet (the “Term Sheet”) to resolve all of their disputes, and the parties are in the process of completing a comprehensive Settlement Agreement. In brief, the settlement memorialized in the Term Sheet provides that Stratagene’s exclusive right to market, sell and distribute the software products covered by the Agreement between the parties has been confirmed, and that the term of that Agreement has been extended through December 31, 2005. In addition, Ariadne has agreed to pay Stratagene a minimum sum of $285,000, with potential additional payments depending upon subsequent events. All proceedings between the parties will be dismissed with prejudice, and all disputes in the United States Patent & Trademark Office will be dismissed by agreement.
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
9. New Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin (“ARB”) No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which such costs are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that the adoption of SFAS No. 151 will not have a material impact on its financial position, results of operations or cash flows.
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
     In December 2004, the FASB staff issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the Company’s tax return, and not by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP also reminds companies that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subject to graduated tax rates and (b) assessing whether a valuation allowance is necessary as required by SFAS No. 109. The FSP was effective upon issuance. In accordance with the FSP, the Company will record the benefit of the tax deduction in the year in which the deduction becomes available.
     In December 2004, the FASB staff issued FSP FAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The FSP was effective upon issuance. The adoption of FSP FAS No. 109-2 will not have a material impact on the Company’s results of operations or financial position.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impractical. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial position.
10. Segment Information
     The Company operates in two business segments: research supplies and medical diagnostics. The segment information provided for the nine months ended September 30, 2004 includes only four months of medical diagnostics information, as the Company’s separate medical diagnostics reporting segment was established in connection with the Hycor merger on June 2, 2004.

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Research	Medical		Research	Medical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Product sales from external customers	$18,073,567	$5,622,316	$23,695,883	$17,464,014	$5,612,558	$23,076,572
Income before income taxes	$(622,705)	$1,660,533	$1,037,828	$2,808,044	$1,264,258	$4,072,302

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Research	Medical		Research	Medical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Product sales from external customers	$55,574,414	$17,612,904	$73,187,318	$54,539,575	$7,705,548	$62,245,123
Income before income taxes	$3,760,693	$4,633,030	$8,393,723	$6,718,930	$1,880,417	$8,599,347
          At September 30, 2005 and December 31, 2004, total assets for each business segment were as follows:

	September 30, 2005			December 31, 2004
	Research	Medical		Research	Medical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Total assets	$44,058,522	$41,168,086	$85,226,608	$38,202,779	$42,128,921	$80,331,700
11. Subsequent Events
      On October 24, 2005, Stratagene California, a wholly owned subsidiary of the Company formerly known as Stratagene (“Stratagene California”), entered into a Waiver and Settlement Agreement (the “2005 Agreement”) with Cambridge Antibody Technology Limited (“CAT”), The Medical Research Council (“MRC”) and The Scripps Research Institute (“Scripps”). The 2005 Agreement modifies the terms of a prior settlement agreement among the parties that resolved certain patent related matters and addresses the rights of Stratagene California, the MRC and Scripps to share in monies received or receivable by CAT with respect to the sales of Humira® by Abbott Laboratories (“Abbott”) and its licensees.
      The 2005 Agreement provides that CAT will make a lump sum payment to Stratagene California, the MRC and Scripps in the fourth quarter of fiscal 2005. Additionally, CAT will make five additional annual payments to Stratagene California, the MRC and Scripps from 2006 through 2010, contingent on the continued sale of Humira®. These payments will satisfy in full the rights of Stratagene California, the MRC and Scripps with respect to the Humira® collaboration. The Company expects to recognize approximately $23.6 million in pre-tax income from the lump sum payment, or approximately $14.6 million after taxes, in the fourth quarter of 2005. In addition, the Company has the right to realize approximately $0.8 million during the years 2006 to 2010 if commercial sales of Humira® are continuing. In addition to the settlement of the obligations related to Humira®, the parties agreed to a revised royalty rate on Abbott’s other fully human antibody that neutralizes human IL-12, which was also developed in collaboration with CAT. This antibody is referenced as ABT-874 by Abbott and is in Phase II trials. The Company cannot predict the likelihood or amount of income that it may realize as a result of the commercialization of this product in the future.
      On November 8, the Company announced a special one-time cash dividend of $0.25 per common share payable on January 6, 2006 to stockholders of record as of December 16, 2005. The Company’s board of directors, after considering the Company’s anticipated liquidity needs, authorized the special dividend as a result of the Company’s recognition of approximately $14.6 million in after-tax income in the fourth quarter of fiscal 2005 related to a settlement. This settlement relates to the licensing of certain Stratagene technology to Cambridge Antibody Technology and the subsequent use of this technology in the commercialization of Abbott’s Humira® product.

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
BCH Asset Acquisition
     Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BioCrest Holdings, LLC, or BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene of approximately $5.4 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH were under common control, with substantially all of the BCH membership units held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the year ended December 31, 2004, Stratagene’s financial statements are presented on a consolidated basis. There is no change to income for previous periods presented on a combined basis. For income tax purposes, this transaction is considered a taxable pooling. The financial statements reflect net deferred tax assets of $875,000 for differences between the tax and book bases of assets and liabilities acquired by Stratagene.
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

     The following table summarizes the types of deferred revenue and the timing of when that revenue is recognized:

Type of deferred revenue	When recognized
Extended warranty, installation or maintenance agreements	Recognized over the term of the contract, generally 12 months. In most cases, these contracts are sold at the time of product purchase and the recognition of revenue begins after the warranty period, which is generally one year.

License agreements	Recognized over the term of the agreement, generally 12 months.
     The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
Type of deferred revenue	2005	2004
Extended warranty, installation or maintenance agreements	46%	49%
License agreements	54%	51%

Total deferred revenue	100%	100%

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
Inventories
     Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Stratagene regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on an estimated forecast of product demand and production requirements. Stratagene’s losses from disposal of excess or obsolete inventory have historically been within expectations and the provisions established. However, Stratagene’s estimates of future product demand may prove to be inaccurate, in which case Stratagene may have understated or overstated the provision required for excess and obsolete inventory. In addition, rapid technological change or new product development could result in an increase in the quantity of obsolete inventory on hand. In the future, if Stratagene’s inventory is determined to be overvalued, it would be required to recognize such costs in its cost of products sold at the time of such determination. Likewise, if Stratagene’s inventory is determined to be undervalued, it may have over-reported its cost of products sold in previous periods and would be required to recognize such additional operating income at the time of sale or disposition.
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
Long-lived Assets
     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 142, Goodwill and Intangibles, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These Statements require that long-lived assets and certain identifiable intangible assets be reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. With the acquisition of Hycor in the second quarter of 2004, Stratagene has substantial amortizable and non-amortizable long-lived assets (including goodwill) that are reviewed for impairment annually and when there is an indication that the carrying value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Royalties
     Stratagene enters into license agreements in the ordinary course of its business, which require royalty payments based on specified product sales. These agreements cover the majority of Stratagene’s products. Since mid-2003, Stratagene has withheld payments to a license holder while Stratagene evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to accrue and record the estimated quarterly royalty payable under the patent license agreement and reports this amount to the license holder. Management believes the royalty payments accrued are determined in accordance with the patent license agreement. However, the Company’s calculations of royalty payments are subject to review by the license holder. Therefore, Stratagene’s financial position or results of operations could be materially affected if the license holder later determines that the royalty calculation differs significantly from the amounts recorded by Stratagene. As of September 30, 2005, the amount of accrued and unpaid royalties related to this patent license agreement was $5.8 million. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Following the expiration of these PCR process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. The expiration of the subject United States patent in March 2005 resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene expects an additional $350,000 reduction in royalty expense beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.
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
Research and Development
     Stratagene focuses its research and development efforts on developing products that use innovative technologies in both the Research Supplies and Medical Diagnostics product lines. Research and development costs are expensed as incurred. For the nine months ended September 30, 2005 and for fiscal year 2004, Stratagene’s research and development expenses totaled approximately $8.6 million and $10.8 million, respectively, and Stratagene intends to spend between 11% and 14% of its revenues on research and development activities for at least the next few years.
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
Results of Operations
Three months ended September 30, 2005 compared to three months ended September 30, 2004
     Revenues
     For the three months ended September 30, 2005, revenue increased $0.6 million, or 2.7%, compared to the three months ended September 30, 2004. This increase in sales was attributable to increased sales of the Company’s research supplies QPCR products and increased royalties received from third party licensees. The Company’s medical diagnostics sales remained constant for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Sales during the three months ended September 30, 2005 were not significantly affected by changes in foreign exchange rates as a result of the rates remaining relatively stable for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Stratagene expects that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.
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
     Gross Profit
     Gross profit increased $0.3 million, or 1.7%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. As a percentage of sales, gross profit decreased slightly from 65.0% for the three months ended September 30, 2004 to 64.4% for the three months ended September 30, 2005. This decrease was a result of increased sales of lower margin QPCR instrumentation sales offset by decreased royalty expenses due to the expiration of certain patents held by a third party during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
     Research and Development Expenses
     Research and development expenses increased $0.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to increased investment in QPCR instrumentation and bioinformatics research and development. As a percentage of product sales, research and development expenses increased slightly from 11.8% for the three months ended September 30, 2004 to 12.0% for the three months ended September 30, 2005.

     Selling and Marketing Expenses
     Selling and marketing expenses increased $0.5 million, or 11.4%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in spending was partially due to increased investment in the Company’s Japanese operations, increased selling and marketing headcount and increased marketing communications efforts. As a percentage of total revenue, selling and marketing expenses increased from 20.7% for the three months ended September 30, 2004 to 22.4% for the three months ended September 30, 2005.
     General and Administrative Expenses
     General and administrative expenses increased $2.2 million, or 58.1%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Legal expenses related to patent litigation increased by approximately $2.5 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was offset by a decrease in spending of approximately $0.3 million in several other expense categories. As a percentage of total revenue, general and administrative expenses increased from 16.2% for the three months ended September 30, 2004 to 25.0% for the three months ended September 30, 2005.
     Total Other Income (Expense), Net
     Total other income, net of expense, decreased approximately $0.5 million, or 138.7%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease is primarily related to a gain of $0.7 million as a result of a litigation settlement in 2004. This decrease is offset by lower interest expense, which decreased $0.2 million due to lower debt carrying values in 2005.
     Income Taxes
     Stratagene recorded $0.3 million in tax expense for the three months ended September 30, 2005 as compared to $1.9 million recorded for the three months ended September 30, 2004. The effective tax rate for the three months ended September 30, 2005 was 33.7% compared to 45.8% for the three months ended September 30, 2004. The decrease in the tax rate is primarily attributable to non-deductible foreign entity losses resulting from the commencement of operations in Japan in 2004.
     Stratagene recognizes state research and development and other credits when they are generated. Excess credits for mature operating entities are recognized and will be used to offset future taxable income as management believes it is more likely than not that the credits will be realized.
     Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     Revenues
     For the nine months ended September 30, 2005, revenue increased $10.9 million, or 17.6%, compared to the nine months ended September 30, 2004. Because Stratagene merged with Hycor on June 2, 2004, the Company recorded four months of Hycor’s diagnostic sales of $7.7 million for the nine months ended September 30, 2004 as compared to recording nine months of diagnostic sales of $17.6 million for the nine months ended September 30, 2005. In addition, the Company’s research supplies sales increased $1.0 million, or 1.9%, for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004 due to increased sales of QPCR products and mutagenesis products of $2.9 million offset by declines in older technology products of approximately $1.9 million. Sales in both segments during the nine months ended September 30, 2005 were also affected by changes in foreign exchange rates resulting in a positive impact to foreign sales of 2.9% and a 0.7% increase to total worldwide revenue for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004. Stratagene expects that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.

     Gross Profit
     Gross profit increased $6.5 million, or 15.7%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due primarily to the inclusion of Hycor’s results of operations for the full nine month period ended September 30, 2005 as well as decreased royalty expense due to the expiration of certain patents held by a third party. As a percentage of sales, gross profit decreased 1.0% from 66.0% for the nine months ended September 30, 2004 to 65.0% for the nine months ended September 30, 2005 due to the inclusion of Hycor’s lower margin diagnostics products, which was partially offset by lower manufacturing costs per unit, as relatively fixed manufacturing costs were spread over higher production volumes in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
     Research and Development Expenses
     Research and development expenses increased $0.5 million, or 6.5%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase is due to the inclusion of nine months of Hycor’s diagnostic research and development expenses for the nine months ended September 30, 2005 as compared to the inclusion of four months of Hycor’s expense for the nine months ended September 30, 2004. The Company also increased investment in bioinformatics and QPCR research and development, which was offset by a decrease in stock-based compensation expense for stock options granted to non-employees. As a percentage of product sales, research and development expenses decreased 1.2% from 12.9% for the nine months ended September 30, 2004 to 11.7% for the nine months ended September 30, 2005. This decrease in research and development expense as a percentage of sales is primarily the result of including revenue from the sale of medical diagnostic products for the entire nine month period ended September 30, 2005 compared to the inclusion of four months of diagnostic product sales for the nine month period ended September 30, 2004.
     Selling and Marketing Expenses
     Selling and marketing expenses increased $2.6 million, or 20.1%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in spending was partially due to the inclusion of nine months of Hycor’s selling and marketing expenses of approximately $2.5 million for the nine months ended September 30, 2005 as compared to the inclusion of four months of Hycor’s selling and marketing expense of approximately $1.1 million for the nine months ended September 30, 2004. In the nine months ended September 30, 2005, the Company also incurred increased expense related to its Japanese operations, increased personnel costs and increased marketing communications expenses. As a percentage of total revenue, selling and marketing expenses increased from 21.0% for the nine months ended September 30, 2004 to 21.5% for the nine months ended September 30, 2005.
     General and Administrative Expenses
     General and administrative expenses increased by $2.6 million, or 21.5%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Legal expenses related to patent litigation increased by approximately $4.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2005. The Company also incurred $0.9 million more in general and administrative expense due to the inclusion of Hycor’s results for the full nine months ended September 30, 2005 as compared to the inclusion of only four months of Hycor’s results for the nine months ended September 30, 2004. This increased spending was partially offset by the inclusion of $2.4 million in expense related to bonuses paid to the Company’s CEO in connection with the Hycor merger for the nine months ended September 30, 2004. As a percentage of total revenue, general and administrative expenses increased 0.6% from 19.8% for the nine months ended September 30, 2004 to 20.4% for the nine months ended September 30, 2005.
     Total Other Income (Expense), Net
     Total other income, net of expense, decreased $0.9 million, or 89.4%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. BCH had a 49% minority interest in a limited partnership, or the LP, which Stratagene subsequently acquired as a result of the BCH asset acquisition on June 2, 2004. The LP operated a research lab. On June 1, 2004, prior to the BCH asset acquisition, the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The results for the nine months ended September 30, 2004 reflect a $1.8 million gain in equity in earnings of a joint venture for the

Company’s share of the gain realized on the sale of these assets. The decrease in other income was offset by a decrease in interest expense of $1.2 million as compared to the nine months ended September 30, 2004 as a result of prepaying long-term debt obligations in 2004 and 2005, as well as $0.1 million less in interest income in the nine months ended September 30, 2005 due to payment of shareholder notes receivable as compared to the nine months ended September 30, 2004. Additionally, the Company recorded approximately $0.2 million less in other income due to a decrease in amounts received from a legal settlement recognized in the nine months ended September 30, 2005 as compared to the amounts received from the same settlement in the nine months ended September 30, 2004.
Income Taxes
     Stratagene recorded $2.6 million in tax expense for the nine months ended September 30, 2005 as compared to $2.9 million for the nine months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005 was 31.4% as compared to 33.2% for the nine months ended September 30, 2004. Tax expense for the nine months ended September 30, 2005 primarily benefited from an approximately $0.2 million reversal of tax reserves associated with the completion of tax audits for prior years.
     Prior to the BCH asset acquisition date, Stratagene and BCH presented their financial statements on a combined basis as a result of being under common control and because substantially all the BCH membership units were held by certain Stratagene shareholders. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, the income taxes attributable to the $1.8 million gain discussed in “Total Other Income (Expense), Net” above are the responsibility of the members of BCH. Accordingly, the consolidated financial statements for 2004 do not include a provision for income taxes on this $1.8 million gain.
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
     Stratagene generated net cash from operating activities of $11.0 million and $7.8 million for the nine months ended September 30, 2005 and 2004, respectively.
     Stratagene used $1.8 million of net cash in its investing activities for the nine months ended September 30, 2005 and generated net cash of $4.3 million in its investing activities for the nine months ended September 30, 2004. Cash acquired related to the merger with Hycor, net of acquisition costs of $1.8 million, totaled $4.5 million for the nine months ended September 30, 2004. Cash distributions from a joint venture resulting from the sale of certain assets of the joint venture totaled $1.0 million for the nine months ended September 30, 2004. Capital expenditures and additions to patents for the nine months ended September 30, 2005 totaled $1.3 million and $1.1 million, respectively, as compared to $0.9 million and $0.9 million for the nine months ended September 30, 2004, respectively. For fiscal 2005, Stratagene currently anticipates capital spending on property and equipment to be in the range of $1.5 million to $2.0 million.
     Stratagene used $5.2 million and $9.9 million in net cash for financing activities for the nine months ended September 30, 2005 and 2004, respectively, which included the repayment of $5.7 million and $23.7 million in debt, respectively. The $23.7 million repayment of debt for the nine months ended September 30, 2004 was offset by borrowings under the Company’s credit facilities of $14.2 million.
     Based on management’s review of Stratagene’s accounts receivables, an allowance for doubtful accounts is accrued. However, Stratagene does not write off individual accounts receivable until substantially all avenues of legal recourse to collect the outstanding amount have been exhausted. The actual write-off for the nine months ended September 30, 2005 was minimal and the allowance decreased by approximately $0.2 million. This decrease in expected uncollectible accounts was due in part to continued collection efforts. No significant change to future liquidity is anticipated.

     Gross accounts receivable used cash of $1.0 million for the nine months ended September 30, 2005 due to higher sales near the end of the third quarter of 2005 as compared to the fourth quarter of 2004. For the nine months ended September 30, 2004, gross accounts receivable provided cash of $0.8 million due to slightly lower sales in September 2004 as compared to December 2003 and reductions in accounts receivable due to collection efforts.
     Gross inventory used cash of $1.6 million for the nine months ended September 30, 2005 due to an increase in inventory to support new instrumentation and biological products and provided cash of $0.4 million for the nine months ended September 30, 2004 due primarily to inventory management efforts.
     Accounts payable provided cash of $4.3 million for the nine months ended September 30, 2005 due primarily to the timing of patent litigation costs and related payments. Accounts payable was a use of cash of $1.6 million for the nine months ended September 30, 2004 due to reducing the average days outstanding.
     Stratagene had cash, cash equivalents and restricted cash totaling $8.9 million and $5.5 million at September 30, 2005 and December 31, 2004, respectively, and working capital of $19.5 million and $17.9 million at September 30, 2005 and December 31, 2004, respectively.
     As of September 30, 2005, BioCrest Manufacturing, L.P., a consolidated subsidiary of Stratagene, had approximately $4.0 million in total debt outstanding related to industrial revenue bonds. BioCrest Manufacturing also has a $9.0 million reducing revolving line of credit. At September 30, 2005, there were no outstanding balances drawn against this credit facility.
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
     Borrowings under the reducing revolving line of credit bear interest at a variable rate equal to the one-month LIBOR rate plus 2.55% and the reducing revolving line of credit matures in January 2007. The reducing revolving line of credit includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The reducing revolving line of credit also contains restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. As of September 30, 2005, the Company was in compliance with all of these covenants.
     The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 2.4% for the nine months ended September 30, 2005 and was 1.4% for fiscal 2004. Under the instrument governing the industrial revenue bonds, Stratagene was required to make sinking fund payments of $870,000 per year through April 2004 and $735,000 in April 2005, and is required to make sinking fund payments of $240,000 per year through April 2021, and then $175,000 in April 2022 when the bonds mature.
     In relation to the jury verdict of $5.29 million in the Third Wave litigation, when and if a judgment is issued by the district court incorporating that, or any enhanced or reduced amount of damages, the Company will post a surety bond, in order to permit the Company to appeal such decision without being subject to collection activities by Third Wave. The cost of such surety bond is expected to be approximately $75,000. The bond will be secured by a letter of credit, which will reduce the Company’s borrowing capacity. If the Company ultimately is required to pay out all or a portion of the $5.29 million verdict or the trebled amount of $15.87 million plus attorneys’ fees and costs upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact the Company’s cash position. However, the Company currently has the ability to pay any such damage award with its existing cash resources.
     In the fourth quarter of 2005, the Company’s cash position will be positively impacted by the receipt of approximately $23.6 million before taxes from the Waiver and Settlement Agreement with Cambridge Antibody Technology Limited. The Company intends to use a portion of these funds to pay a special one-time cash dividend of $0.25 per common share payable on January 6, 2006 to stockholders of record as of December 16, 2005. Based on the amount of shares currently outstanding, the total amount of this dividend is expected to be approximately $5.5 million. Stratagene has received a waiver from the lender under its reducing revolving credit facility with respect to the declaration and payment of this dividend.
     Stratagene leases certain facilities and equipment under noncancelable operating leases, with equipment leases expiring through January 2007 and facility leases for the Company’s headquarters in La Jolla and its offices in Garden Grove, California, Canada, the Netherlands, Germany, Scotland and Japan expiring on various dates through September 30, 2008.

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
     The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2004:

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating leases	$6,687,753	$2,107,937	$4,579,816	—	—
Principal on long-term debt (1)	9,706,923	735,000	5,676,923	$480,000	$2,815,000
Employment agreements	1,358,753	630,835	727,918	—	—
Other purchase commitments	3,130,000	3,130,000	—	—	—

Total contractual obligations	$20,883,429	$6,603,772	$10,984,657	$480,000	$2,815,000

(1)	At September 30, 2005, total long-term debt was $4.0 million due to principal payments on indebtedness made during 2005.
Off-Balance Sheet Arrangements
     At September 30, 2005 and December 31, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.
Other Commitments and Contingencies
     In connection with the closing of the Hycor merger, Stratagene entered into a new employment agreement with the Chief Executive Officer, or the CEO, of the Company, pursuant to which, among other things, the CEO’s base annual salary was reduced from $1.1 million to $450,000, and the CEO was granted an option to purchase 738,960 shares of Stratagene common stock at an exercise price of $9.34 per share. All of these options were accelerated in connection with the acceleration of certain outstanding employee stock options in the first quarter of 2005. (See Note 4 to the Consolidated Financial Statements for the period ended September 30, 2005). The employment agreement provides for the CEO’s base salary to be reviewed on at least an annual basis by the compensation committee of the board of directors, which may also increase the CEO’s base salary from time to time in its discretion. Pursuant to the employment agreement, the CEO is entitled to participate in the Company’s bonus program on a basis at least comparable to other senior executives. The CEO may also receive bonuses at the discretion of the board of directors upon the recommendation of the compensation committee. The employment agreement has an initial term of three years and is subject to successive one year renewals unless either party provides a notice of non-renewal at least 30 days prior to the termination of the then current term.
New Accounting Pronouncements
     Information regarding recent accounting pronouncements is contained in Note 9 to the Consolidated Financial Statements for the period ended September 30, 2005, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.
Cautionary Note Regarding Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. Stratagene generally identifies forward-looking statements in this Quarterly Report by using words like “believes,” “intends,” “targets,” “expects,” “estimates,” “may,” “should,” “plans,” “projects,” “contemplates,” “anticipates,” “predicts” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include Stratagene’s ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the termination of license agreements, fluctuations in operating results, dependence on key employees, Stratagene’s indebtedness, future capital requirements, Stratagene’s ongoing patent litigations and disputes and its ability to protect its own intellectual property rights and to avoid violating the intellectual property rights of third parties, the possibility of unproductive research and development projects, ability to manage growth, price volatility of Stratagene’s common stock, the impact of future sales of common stock on Stratagene’s stock price and potential declines in research and development budgets or funding. For more information about the risks faced by the Company, please see “Factors that May Affect Future Results” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the discussion set forth below under the caption “Factors that May Affect Future Results.”
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
     The markets for Stratagene’s products are highly competitive. Stratagene competes with many other suppliers of life sciences research products and medical diagnostic products. Many of Stratagene’s competitors have greater financial, operational and sales and marketing resources and more experience in research and development than it does. These and other companies may have developed or could in the future develop new technologies that compete with Stratagene’s products or even render Stratagene’s products obsolete. Competition in Stratagene’s markets is primarily driven by:
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
     Stratagene’s significant licenses include a license from Applera Corporation, which license was assigned in 2005 from Hoffman La Roche and Roche Molecular Systems, Inc., which includes rights to use PCR and Taq polymerase in its research efforts and rights to manufacture, promote and sell products for PCR for the research field of use, and a license from Applied Biosystems, which grants rights to promote and sell thermal cyclers and temperature cycling instruments as authorized thermal cyclers for the automated performance of PCR for the research field of use. Each of these license agreements terminates upon the expiration of the last to expire underlying patent in each agreement. The agreement with Applera is subject to early termination in the event of the bankruptcy or insolvency of Stratagene.
     Applera may also terminate the agreement (1) for cause or (2) if a third party which is licensed by Applera to manufacture products for use in PCR-based human diagnostic testing acquires more than 50% of the voting stock of the Stratagene subsidiary party to the agreement. Since mid-2003, Stratagene has withheld royalty payments to Applera under this license agreement while it evaluates a possible overpayment in the royalties paid in prior periods. Stratagene has continued to record the estimated quarterly royalty payable under the patent license agreement and reports this amount to Applera. Management believes that the royalties calculated and accrued are determined in accordance with the terms of the patent license agreement. However, Stratagene’s calculations of the royalties are subject to review by Applera. Stratagene’s financial position or results of operations could be materially affected if the parties determine that the royalty calculation differs significantly from the amounts recorded by Stratagene. Additionally, there can be no assurances that Stratagene will recover any overpayment in royalties paid in prior periods. The PCR process patents underlying this royalty obligation expired in the United States in March of 2005. The corresponding foreign patents will expire in 2006 and 2007. Upon the expiration of the patents, Stratagene will no longer be required to pay royalties on future product sales related to these PCR process patents.
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
     As of September 30, 2005, Joseph A. Sorge, M.D., the founder, chairman of the board of directors, chief executive officer and president of Stratagene, beneficially owned approximately 60% of Stratagene’s outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of its stockholders, including the election of directors and the approval of mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in a change of control of Stratagene, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.
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
     As of September 30, 2005, Stratagene had approximately $4.0 million of outstanding indebtedness related to industrial revenue bonds. Stratagene also has a $9.0 million reducing revolving line of credit. At September 30, 2005, there were no amounts outstanding under this revolving credit facility. Stratagene’s indebtedness could have negative consequences for Stratagene, including the following:
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
     Stratagene has been involved in patent disputes with third parties, a number of which remain unresolved. For example, Stratagene is involved in litigation with Invitrogen Corporation regarding patents relating to specified reverse transcriptase enzymes and certain competent cell products. Invitrogen has alleged damages of up to approximately $22.0 million with respect to the litigation mater relating to certain competent cell products. In October 2005, the U.S. Court of Appeals for the Federal Circuit reversed a prior district court ruling in the competent cell product case in which the district court had ruled that the subject Invitrogen patent was invalid. Accordingly, the Federal Court of Appeals remanded the case to the district court for further proceedings. Stratagene is also involved in litigation with Applera Corporation regarding a patent relating to real-time PCR instrumentation and certain related reagents. Stratagene is also involved in litigation with Invitrogen Corporation and Takara Bio regarding one of Stratagene’s patents relating to polymerase blend products. As part of the patent infringement claims in these matters, the litigants are seeking monetary damages, injunctive relief and attorneys’ fees. At the present time, other than as noted above, Stratagene is unable to quantify the probability or extent of any potential monetary recovery or exposure with respect to these matters.
     In addition, Stratagene is also involved in litigation with Third Wave Technologies regarding patents relating to certain assays for detection of nucleic acids. A jury trial commenced on August 22, 2005. The jury returned a verdict that the patents-in-suit were valid and infringed by Stratagene. Additionally, the jury returned a verdict for monetary damages in the amount of $5,290,000 and that Stratagene’s infringement was willful. Based on the jury’s verdict, the Court permanently enjoined Stratagene from making, advertising, promoting the use of, selling, offering to sell, using, permitting to be used, contributing to the use, sale or offering for sale of, or inducing the use, sale or offering for sale of the FullVelocity QPCR and FullVelocity QRT-PCR products, or any other product used in a method that meets all of the limitations of any of the asserted claims. Stratagene has filed motions to reverse or modify the jury verdicts and/or for a new trial. Third Wave has filed motions to treble the damages up to $15,870,000, and has requested unspecified attorneys’ fees and costs. After the Court has resolved those motions, Stratagene intends to appeal any remaining adverse rulings to the U.S. Court of Appeals for the Federal Circuit. Although it is impossible to predict the final outcome, Stratagene believes it has defenses to all of Third Wave’s claims and intends to continue conducting a vigorous defense. It is possible that the final outcome of this litigation could result in damages payable at a higher or lower amount than previously awarded by the Wisconsin jury.
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
     Item 308 of Regulation S-K promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies annually evaluate the effectiveness of their internal control over financial reporting as of the end of each fiscal year, and include a management report assessing the effectiveness of such internal control over financial reporting in all annual reports. Item 308 of Regulation S-K also requires that the independent accountants of public companies attest to, and report on, management’s assessment of its internal control over financial reporting. The initial compliance date with respect to these requirements depends on whether a company is an “accelerated filer” as determined by Rule 12b-2 of the Exchange Act. An “accelerated filer” must begin to comply with the rules regarding management’s report on internal control over financial reporting for its first fiscal year ending on or after November 15, 2004, and a “non-accelerated filer” must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2007. “Accelerated filer” status is measured as of the end of each fiscal year and is determined in part on whether the aggregate market value of the common equity of a company held by non-affiliates of such company is $75.0 million or more measured as of the last business day of the company’s most recently completed second fiscal quarter.
     As disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Stratagene was not an “accelerated filer” as of December 31, 2004. Stratagene will also not be an “accelerated filer” as of December 31, 2005 because the aggregate market value of Stratagene’s common stock held by non-affiliates of Stratagene as of June 30, 2005 was not equal to or greater than $75.0 million. However, Stratagene will not be able to determine if it will be subject to the rules regarding management’s report on internal control over financial reporting for the fiscal year ending December 31, 2006 until June 30, 2006. If the aggregate market value of Stratagene’s common stock held by non-affiliates of Stratagene as of June 30, 2006 is equal to or greater than $75.0 million, then Stratagene will become an “accelerated filer” effective as of December 31, 2006 and will be required to comply with the rules regarding management’s report on internal control over financial reporting for fiscal 2006. Conversely, if the aggregate market value of Stratagene’s common stock held by non-affiliates of Stratagene as of June 30, 2006 is less than $75.0 million, then Stratagene will continue to be a “non-accelerated filer” for fiscal 2006 and will not be required to comply with the rules regarding management’s report on internal control over financial reporting until the fiscal year ending December 31, 2007. Notwithstanding the extension of this compliance date, Stratagene is currently making efforts to prepare itself to be able to comply with such requirements. These efforts include documenting, evaluating the design and testing the effectiveness of Stratagene’s internal control over financial reporting. During this process, Stratagene expects to make improvements in the design and operation of its internal control over financial reporting, including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls.
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
     As of September 30, 2005, Stratagene had approximately 22.2 million shares of common stock outstanding. Of this amount, the 5,015,453 shares issued to the former Hycor stockholders in the merger transaction with Hycor are freely tradable under the Securities Act, except for any shares held by affiliates of Stratagene or Hycor, as the case may be, which may be sold from time to time in accordance with the requirements of Rule 144 or Rule 145 of the Securities Act. In addition, Stratagene has entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, Stratagene will file a registration statement under the Securities Act covering 2,000,000 shares of Stratagene common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.1 million shares of Stratagene common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships and the remaining shares of Stratagene common stock held by the other stockholders of Stratagene prior to the Hycor merger may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act. The sale by Stratagene’s current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of the Stratagene common stock.
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
     Including sales made by Stratagene’s subsidiaries and distributors, its products are currently marketed in over 45 countries throughout the world. Measured in U.S. dollars, Stratagene’s product sales outside the United States for the three and nine months ended September 30, 2005 and for fiscal 2004 represented 28%, 30% and 27% of its total sales, respectively. In addition, approximately 9%, 11% and 12% of its total sales for the three and nine months ended September 30, 2005 and for fiscal 2004, respectively, were for products exported from the United States. Stratagene expects that international sales will continue to account for a significant percentage of its revenues for the foreseeable future, in part because Stratagene intends to expand its international operations. There are a number of risks arising from Stratagene’s international business, including:
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
     Additionally, because Dr. Sorge owns approximately 60% of the Company’s outstanding common stock, he controls all matters requiring approval of Stratagene’s stockholders. As a result, among other things, Dr. Sorge must approve any merger or other business combination related to Stratagene.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Stratagene’s financial instruments include cash and cash equivalents, investments in marketable debt securities and long-term debt. At September 30, 2005, the carrying values of its financial instruments approximated their fair values based on current market prices and rates.
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
     Stratagene’s international sales expose it to foreign currency risk in the ordinary course of its business. Approximately 28% and 24% of Stratagene’s revenue for the three months ended September 30, 2005 and 2004, respectively, was generated by its foreign subsidiaries. Approximately 30% and 22% of Stratagene’s revenue for the nine months ended September 30, 2005 and 2004, respectively, was generated by its foreign subsidiaries. The foreign subsidiaries sell products in various local currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, Stratagene is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.
     For financial reporting purposes, the foreign subsidiaries’ income statements are translated from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in Stratagene’s consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the three and nine months ended September 30, 2005, the net impact to Stratagene’s reported sales from the effect of exchange rate fluctuations was a decrease of approximately $31,000 and an increase of approximately $0.5 million, respectively, when compared to the exchange rates for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2005, the net impact to Stratagene’s reported operating expenses from the effect of exchange rate fluctuations was a decrease of approximately $31,000 and an increase of approximately $0.4 million, respectively, when compared to rates for the three and nine months ended September 30, 2004.
     Derivative Financial Instruments
     As part of distributing its products, Stratagene regularly enters into intercompany transactions with its foreign subsidiaries. Stratagene’s currency exposures vary, but are primarily concentrated in the Euro, British Pound, Swiss Franc and Japanese Yen. Prior to 2005, Stratagene entered into derivative instruments to mitigate foreign currency risk on its European revenues; however, such derivative instruments did not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, both unrealized and realized gains or losses resulting from changes in fair value were recognized as incurred in income (loss) on foreign currency transactions in the current period income statement.
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
     Interest Rates
     Stratagene’s cash and cash equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. Stratagene limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at September 30, 2005, the Company believes that a 10% rise or fall in interest rates would have had no material impact on its financial statements.
     The following table shows the average interest rate for the three and nine months ended September 30, 2005 for each of Stratagene’s long-term debt obligations:

	Average Interest Rate for	Average Interest Rate for
	the Three Months Ended	the Nine Months Ended
Long-term Debt Obligations	September 30, 2005	September 30, 2005
Reducing revolving line of credit	6.1%	5.7%
Industrial revenue bonds	2.5%	2.4%
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
     Changes in Internal Control
     There were no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is contained in Note 8 to the Consolidated Financial Statements for the period ended September 30, 2005, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.
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

STRATAGENE CORPORATION
Date: November 10, 2005	By:	/s/ Joseph A. Sorge, M.D.
Joseph A. Sorge, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2005	By:	/s/ Steve R. Martin
Steve R. Martin
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)