Form 10-K
period 2005-12-31
STRATAGENE  CORP
filed 2006-03-20
CIK 1108674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-50786

STRATAGENE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0683641
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11011 North Torrey Pines Road, La Jolla, CA	92037 (Zip Code)
(Address of principal executive offices)

(858) 373-6300

(Registrant’s telephone number, including area code)

No Change

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of June 30, 2005, the last day of the registrant’s second fiscal quarter of fiscal 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $70.7 million, based on the last reported sale price on the preceding business day. Shares of common stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of outstanding shares of the registrant’s common stock as of March 13, 2006 was 22,328,227.

DOCUMENTS INCORPORATED BY REFERENCE:

      Certain information called for by Part III of this Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case not later than 120 days after December 31, 2005.

STRATAGENE CORPORATION

Annual Report on Form 10-K

i

PART I.

Item 1.	Business

Cautionary Note Regarding Forward-Looking Statements

      This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Some of the statements in this Annual Report on Form 10-K, including, but not limited to, statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Annual Report by using words such as “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions, among other things. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include the absence of a public market for our common stock prior to the Hycor merger, the challenges of integrating our business with that of Hycor’s, our ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the possible termination of license agreements, fluctuations in operating results, dependence on key employees, our indebtedness, future capital requirements, the possibility of unproductive research and development projects, ability to manage growth, price volatility of our common stock, the impact of future sales of common stock on our stock price, potential declines in research and development budgets or funding and our ongoing ability to protect our own intellectual property rights and avoid violating the intellectual property rights of third parties.

      Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

      Stratagene Corporation and subsidiaries, which we refer to collectively as we, our or us, develop and manufacture biological products, instruments and software designed to improve the speed and accuracy of life sciences research and clinical diagnosis. We market our products to researchers and clinicians in clinical laboratories and academic, hospital and government institutions, as well as to scientists in pharmaceutical and biotechnology companies, in the U.S. and internationally. Scientists and clinicians use our products to identify genes and proteins, study how genes and proteins regulate cells, determine the molecular mechanisms of health and disease, search for new drug therapies, and develop diagnostic tests.

      We engage in business activity in two operating segments: Research Supplies and Clinical Diagnostics. We have marketed and sold our Research Supplies products since 1984, while the Clinical Diagnostics products are a new addition to our product portfolio as a result of a merger with Hycor Biomedical Inc., or Hycor, in June 2004. Hycor’s experience in manufacturing and marketing Food and Drug Administration, or FDA, regulated clinical diagnostic products also spans 20 years. (See Note 12 to the Financial Statements for additional information on segments.)

      Our Research Supplies products incorporate a diverse range of molecular biology technologies used for gene transfer, gene and protein expression, gene cloning, protein and gene functional analysis, nucleic acid and protein purification and analysis, microarrays, DNA replication and nucleic acid quantification. Our Clinical Diagnostics products focus on allergy and autoimmune testing and urinalysis. We manufacture our Research

Supplies products in our facility near Austin, Texas, and we manufacture our Diagnostics products in our Garden Grove, California and Edinburgh, Scotland facilities.

      Our Research Supplies segment offers a broad portfolio of products in each of the following three market categories:

•	Gene Analysis: Our gene analysis products, which accounted for 35.5%, 51.3%, and 59.2% of total revenue in 2005, 2004 and 2003, respectively, help researchers study gene activity, genetic code sequences, and gene dosage; as well as allow the purification and amplification of nucleic acid sequences,

•	Protein Analysis and Cell Biology: Our protein analysis and cell biology products help researchers study signaling pathways within and between cells and tissues; create, purify and measure proteins; and change the chemical composition of proteins. These products accounted for approximately 9.7%, 15.2% and 15.1% of total revenue in 2005, 2004 and 2003, respectively.

•	Gene Discovery: Our gene discovery products, which accounted for approximately 6.5%, 11.4% and 17.1% of total revenue in 2005, 2004 and 2003, respectively, help researchers discover genes or find variations within DNA and RNA compositions.

      Our Clinical Diagnostics segment, which reflects sales from the date of the Hycor merger in June 2004 and, accordingly, does not reflect a full year of results for fiscal 2004, offers products in the following areas:

•	Urinalysis: The KOVATM Microscopic Urinalysis System is our largest product line in the Clinical Diagnostics segment, accounting for approximately 8.4% and 7.4% of total revenue in 2005 and 2004, respectively. The KOVA System provides laboratories with the capability to perform uniform and reliable microscopic analyses of urine specimens and quality control for bio-chemical urinalysis. It is comprised of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

•	Allergy: Our allergy diagnostic product line, which accounted for approximately 7.9% and 6.8% of total revenue in 2005 and 2004, respectively, is a complete line of radioimmunoassay, or RIA, and enzymatic immunoassay, or EIA, procedures to test for specific allergies to more than 1,000 different allergens such as grasses, weeds, trees, epidermals (i.e., animal hair), dust, dust mites, molds, and foods. We also offer general screening tests. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, our products permit a physician to diagnose allergies by testing a sample of the patient’s blood for the presence of the specific IgE or IgG antibody, which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort.

•	Autoimmune: Our autoimmune diagnostic product line, which accounted for approximately 1.3% and 1.2% of total revenue in 2005 and 2004, includes tests used to diagnose and monitor autoimmune disorders such as rheumatoid arthritis and systemic lupus erythematosus, among others. Autoimmune diseases may be systemic or organ-specific and we expect the need for this type of diagnostic testing to increase as the population ages and primary care physicians learn more about autoimmune diseases. We base our tests on enzyme immunoassay technology in a microplate format. Unlike traditional methods like immunofluorescence, which requires a dedicated and highly trained technologist to read slides manually through a microscope one at a time, our products can automate this process either on our HY-TEC instruments or on general microplate processors.

Our allergy and autoimmune product lines also include the HY-TEC 480 and HY-TEC 288 automated diagnostic systems that provide clinical laboratories with significant productivity improvement capabilities. The HY-TEC systems include the instruments, software, and test reagents necessary to perform allergy and autoimmune testing. We place a large percentage of the HY-TEC systems on a “reagent rental” basis. A “reagent rental” transaction, common to the diagnostic market, involves placing an instrument in the laboratories of customers that pay for the system over an agreed contract period by purchasing test reagents. Our HY-TEC reagent rental program is similar in that we typically place instruments in use with direct customers that pay for the instrument over an agreed contract period by purchasing test reagents, but also includes selling some instruments to distributors and direct customers. The typical contract period for the HY-TEC reagent rental is between 3 and 5 years. The instruments that we sell to distributors recognize a minimal gross profit to assist them with their instrument placements, with the expectation that we will earn a profit on the subsequent sales of reagents necessary to operate the instrument.

      We believe that our competitive strengths position us to compete effectively within the life sciences research and clinical diagnostics markets. These strengths include innovative product research and development, a diverse intellectual property portfolio, a dedication to quality and customer service, effective sales and marketing, and an experienced management team.

Research and Development

      We believe that we have a strong scientific team. As of December 31, 2005, our research and development department had 81 employees, 17 of whom have Ph.Ds or M.Ds. Our employees actively stay abreast of scientific and industry developments in an effort to identify and acquire innovative technologies from researchers and research institutions throughout the world. As of December 31, 2005, we owned approximately 180 patents and had approximately 220 patent applications pending. We spent $12.4 million, $10.8 million and $10.5 million on proprietary research and development activities during fiscal 2005, 2004 and 2003, respectively.

      Our core strengths are in the areas of molecular biology, including gene cloning, gene expression and gene detection. We have focused research groups in DNA replication factors, nucleic acid and protein purification, E. coli and mammalian genetics, polymerase chain reaction (PCR) and quantitative PCR (QPCR), ribonucleic acid interference (RNAi), proteomics, and microarrays.

Sales and Marketing

      We currently market our products in over 60 countries worldwide. We sell our products directly to customers in the U.S., Canada, Germany, France, Switzerland, Austria, Belgium, Luxembourg, the Netherlands, Japan, and the United Kingdom. In addition, we use specialized distributors to market our products in more than 50 other countries. As of December 31, 2005, we employed 129 highly trained and skilled people in our sales and marketing department to market our products and provide customer technical support and service. Approximately 50% of our sales and marketing staff have degrees in biological sciences and over 22% have advanced degrees.

      Our customers include most major pharmaceutical and biotechnology companies, including Merck, Pfizer, Amgen and Genentech. We also serve academic research laboratories, including the United States National Institutes of Health, Harvard University, Stanford University and the University of California system. Additionally, we serve the two largest reference laboratories in the United States, Quest Diagnostics and Laboratory Corporation of America (LabCorp). Quest Diagnostics standardizes their member and managed laboratories on our KOVA-Trol urinalysis controls, and we are the prime allergy testing vendor to LabCorp. As a result of our long history of providing products to the molecular biology research and diagnostics markets, we enjoy a high degree of brand awareness.

      Due to the highly technical nature of our products, we employ and train scientists to work as technical sales representatives. Each technical sales representative has an extensive background in molecular biology, which includes spending time in the laboratory doing research before we hire them for the sales department. To guide the professional training of our technical sales representatives, we developed a comprehensive product training and consultative selling skills curriculum called Stratagene University. Technical sales representatives matriculate through a series of courses to increase their product knowledge and develop the skills necessary to assist customers in making informed buying decisions. Strong consultative skills, in-depth product knowledge and a thorough understanding of molecular biology techniques and the research process allow our sales representatives to become advisors, acting in a consultative role with their customers. Our technical sales representatives also seek to identify unmet market needs and opportunities for licensing and product development.

      Our marketing departments in San Diego, California and Garden Grove, California combine various types of advertising media and methods to inform customers of new product developments and enhancements to existing products. We advertise in many prominent scientific journals, periodically publish a product catalog, distribute quarterly Strategies newsletters and conduct direct and online mail campaigns to researchers in the U.S. and Europe. We also reach a broad range of scientists by presenting at scientific seminars and exhibiting at scientific meetings.

      Our web site allows researchers to learn about new products, view an on-line catalog, place orders, download technical manuals and vector sequences, read our newsletter and subscribe to monthly announcements about new products and other pertinent scientific information. We currently accept orders on-line and are working to make our entire order fulfillment and billing processes available to our customers electronically. As a result, we are able to support our customers as they seek to shift their purchasing from current conventional procurement processes to e-commerce over the Internet.

Manufacturing

      We maintain manufacturing facilities in Garden Grove, California, the Austin, Texas area and Edinburgh, Scotland. In June 2004, we decided to move our remaining manufacturing operations at the San Diego facility to our Texas facility, which we completed by the end of the second quarter of 2005. Our Garden Grove and Edinburgh facilities support our Clinical Diagnostics products, while our Texas facility supports our Research Supplies products. We have distribution and warehouse facilities in Scotland, Germany, the Netherlands and Japan. We also provide instrument service capabilities in our sites in Texas and Germany. An integrated planning, purchasing and warehousing system, which include incoming materials inspection and quality assurance testing, support our manufacturing at both the California and Texas facilities. Our biological process improvement department within the manufacturing sector supports our new product introductions, and existing product and process improvements. All products must meet or exceed rigid quality control testing specifications.

      Our Garden Grove and Edinburgh facilities are registered as a manufacturer of medical devices with the FDA. To comply with FDA requirements, we must manufacture our Clinical Diagnostics products in conformance with the FDA’s medical device Quality System Regulation, also known as Good Manufacturing Practices, or GMP. Our existing Clinical Diagnostics products are also subject to certain FDA pre-market notification requirements.

      Our Garden Grove, Edinburgh, and the Austin area facilities are also certified under International Organization for Standardization (ISO) 13485. ISO 13485 is the standard specific to medical devices and requires high levels of quality in all areas of development, production and servicing. The requirements include stringent detail and record retention of technical data, complaints and follow-up, environmental monitoring, risk identification and analysis, and accountability. ISO 13485 is globally recognized as a stringent standard of quality management systems for medical devices.

Patents and Proprietary Technologies

      We consider the protection of our proprietary technologies and products to be important to the success of our business. We rely on a combination of patents, licenses, trade secrets and trademarks to establish and protect our proprietary rights in our technologies and products. Our product portfolio includes many products in which we have a proprietary interest. As of December 31, 2005, we owned approximately 180 patents and had approximately 220 patent applications pending. Additionally, we have entered into over 70 licenses with academic, government or commercial entities, which provide us with access to additional technologies. To stimulate growth, we continued to invest in excess of 13% and 12% of product sales in research and development during fiscal 2005 and 2004, respectively. This investment in research and development is necessary to continue an accelerated rate of creating new intellectual property.

      Generally, patents issued in the U.S. have a term of 20 years from the date of filing the application in the case of patents issued from applications submitted on or after June 8, 1995 and 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our material patents expire at various times between 2010 and 2017. As the publication of discoveries in the scientific and/or patent literature tends to lag behind actual discoveries by at least several months, there may be patent applications or scientific discoveries of which we are not currently aware. Accordingly, we cannot assure you that patents will issue from any of our patent applications or from applications licensed to us.

      Our success depends to a significant degree upon our ability to develop proprietary products and technologies. It is important to our success that we adequately protect our intellectual property associated with these products and technologies. We intend to continue filing patent applications as we develop new products and technologies. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and expensive. See “Risk Factors — Inability to secure and maintain intellectual property protection for our products and technologies could adversely affect our ability to compete” and “— Intellectual property litigation could seriously harm our business.”

Corporate Collaborations

      In December 2005, we entered into a strategic partnership with Strand Life Sciences, or Strand, to develop a suite of next generation bioinformatics software tools. Under the terms of the agreement, Strand and we are collaborating on designing and developing innovative software tools to address the increasingly complex demands of biological data analysis for life scientists. We will exclusively market and sell the jointly developed products, which will use Strand’s award-winning avadisTM technology. The agreements require us to make aggregate milestone payments of $0.9 million to Strand upon our acceptance of certain deliverables. In addition, the agreements require us to make $1.5 million in minimum annual payments to Strand in the first twelve months after our first commercial sale or 60 days after our final acceptance of the product. We may offset the $1.5 million minimum annual payments by $0.5 million of the $0.9 million milestone payments in the first twelve months. The agreements also require us to make $1.7 million in minimum annual payments to Strand in the second twelve months.

      We also entered into a License, Manufacturing and Supply Agreement with privately-held Focus Diagnostics, Inc., or Focus in October 2005, to address the growing molecular diagnostics market for infectious diseases. Focus is a specialty diagnostics company that develops innovative infectious disease products and is a leading reference laboratory for infectious and immunological diseases. Under the agreement, we have granted Focus a non-exclusive license to our proprietary FullVelocity technology, and will provide expertise and knowledge that Focus will use to develop selected molecular diagnostics testing kits and products. In exchange, Focus will pay us a royalty based on Focus’ sales of finished products. We will also manufacture the diagnostic products which Focus intends to commercialize globally. Additionally, we will manufacture and sell reagents to Focus for laboratory-developed tests to be used in Focus’ national reference laboratory.

      We also entered into an agreement with the Diagnostics Division of Bayer HealthCare LLC, or Bayer, in December 2005, whereby Bayer will purchase a customized version of our Mx3005P instrument system for use in a new platform Bayer is developing for performing molecular diagnostics tests worldwide. Bayer is currently developing a system to market to clinical laboratories for performing kinetic PCR molecular diagnostics tests and will use our instruments as the QPCR instrument component of the system. Under the terms of the agreement, we will develop customized software and system features for Bayer’s use. The agreement also calls for us to implement Quality System Regulations (QSR) and procedures under which we will manufacture the customized Mx3005P instruments for Bayer. Our facility in the Austin, Texas area, where we manufacture the Mx3005P, is currently certified under ISO 13485 as a high-quality medical devices developer and manufacturer with technical and administrative controls to assure safety and reliability under all regulatory and customer requirements. We will receive milestone payments based upon us completing software-based customization and regulatory activities needed to meet Bayer’s clinical requirements.

Technology Licensing

      Products sold pursuant to license agreements accounted for approximately 51% of our product sales in 2005. Under these agreements, we pay royalties to the licensor based upon a percentage of the sales of the products containing or using the licensed technology and/or intellectual property rights. We believe that our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products.

      There can be no assurance that we will be able to continue to successfully identify new technologies developed by others. Even if we are able to successfully identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all. See “Risk Factors — Failure to license new technologies could impair our new product development.” Some of our licenses may not run for the life of the applicable patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose our rights to patented or proprietary technology, we may need to redesign our products or we may lose a competitive advantage. Potential competitors could license technologies that we fail to license and potentially erode our market share for certain products. See “Risk Factors — We may not be able to renew our existing licenses, which could prevent us from selling some of our products.”

Competition

      The markets for our products are highly competitive. We expect the intensity of competition to increase. Our principal competitors in the Research Supplies segment include:

•	Invitrogen Corporation,

•	GE Healthcare (formerly Amersham Biosciences),

•	Promega Corporation,

•	New England Biolabs,

•	Qiagen,

•	Roche Applied Sciences (formerly Roche Molecular Systems),

•	Applera (formerly Applied Biosystems),

•	Techne, and

•	Biorad.

      Our Clinical Diagnostics product lines have several different competitors. The KOVA Microscopic Urinalysis System has significant competition from at least two national diagnostic product manufacturing and distribution companies that market products performing similar functions. We believe that we are the leading supplier of standardized microscopic urinalysis systems.

      Pharmacia, Inc. and Diagnostic Product Corporation have products that compete with our allergy diagnostic products.

      Many of our competitors have greater financial, operational and sales and marketing resources and more experience in research and development than we do. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products or which could render our products obsolete. See “Risk Factors — The markets for our products are extremely competitive and subject to rapid technological change and if we fail to compete effectively, our business may suffer.”

      We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, there is a significant competitive advantage in being the first to introduce a new product to market. Accordingly, we believe that to compete effectively, we will need to consistently be first to market with innovative new research products and services. See “Risk Factors — Our future success depends on the timely introduction of new products and the acceptance of these new products in the marketplace.”

Government Regulation

      Our Research Supplies products are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate, including those governing the handling and disposal of hazardous wastes and other environmental matters. Our research and development activities involve the controlled use of small amounts of hazardous materials, chemicals and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with applicable regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for resulting damages. Any such liability could have a material adverse effect on us. However, we do not expect that complying with governmental regulations that we are subject to will have a material effect on our capital expenditures, earnings or competitive position.

      Government regulations directed towards containing the cost of medical services and limiting the amount of reimbursement to service providers indirectly affects our Clinical Diagnostics products. These types of regulations, which are applicable to both domestic and international markets, will tend to limit growth rates in our target markets for these products. We designed our products, including the HY-TEC automated diagnostic system, to provide a cost effective solution to service providers, thereby aiding in the cost containment efforts. However, we cannot predict the long-term effect on revenue growth resulting from these regulations.

      Our Garden Grove and Edinburgh facilities are registered as a manufacturer of medical devices with the FDA. To comply with FDA requirements, we must manufacture our Clinical Diagnostics products in conformance with the FDA’s medical device Quality System Regulation, also known as Good Manufacturing Practices, or GMP. Our existing Clinical Diagnostics products are also subject to certain FDA pre-market notification requirements.

      Receiving, using, and disposing radioactive materials are subject to licensing requirements of the Nuclear Regulatory Commission, or NRC. We hold a radioactive materials license from the NRC for our radioactive labeling activities, and the NRC periodically inspects our facilities.

      We would be adversely affected if we were unable to maintain our governmental licenses or continue to comply with applicable federal and state regulations, but we do not expect this to occur. We cannot predict whether future changes in government regulations might substantially increase compliance costs, adversely affect the time required to develop and introduce products, or limit or preclude the sale of our new products.

Employees

      As of December 31, 2005, we employed 459 persons, of whom 53 held Ph.D. or M.D. degrees. As of that date, 81 employees were engaged in research and development, 129 in sales and marketing, 173 in manufacturing and 76 in supporting business development, information services, intellectual property, legal, finance, human resources and other functions. We do not enter into collective bargaining agreements with our employees, and we believe that we maintain good relations with our employees.

Available Information

      You may electronically obtain all materials we file with the Securities and Exchange Commission, or SEC, by visiting the SEC internet site, http://www.sec.gov. Additionally, you may obtain these materials through the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.

      Our Internet address is www.stratagene.com. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet address is not intended to function as a hyperlink, and the information therein is not and should no be considered part of this report and is not incorporated by reference in this document.

Item 1A.     Risk Factors

      It is important to carefully consider the following risks, together with other matters described in this Form 10-K or in other documents referred to in this Form 10-K in evaluating our business and prospects. If any of the following risks occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair business operations.

Our future success depends on the timely introduction of new products and the acceptance of these new products in the marketplace.

      Rapid technological change and frequent new product introductions are typical for the markets we serve. Our future success will depend in large part on continuing to develop and introduce new products in a timely manner that address evolving market requirements.

      We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use new products and are reluctant to switch thereafter. To the extent that we fail to introduce new and innovative products, we may lose market share to our competitors, which may be difficult to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could materially damage our business.

      In the past we have experienced, and are likely to experience in the future, delays in developing and introducing products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences or clinical diagnostic research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

•	availability, quality and price relative to competitive products;

•	the timing of introducing the product relative to competitive products;

•	customers’ opinions of the product’s utility;

•	citation of the product in published research; and

•	general trends in life sciences and clinical diagnostics research.

The markets for our products are extremely competitive and subject to rapid technological change and if we fail to compete effectively, our business may suffer.

      The markets for our products are highly competitive. We compete with many other suppliers of life sciences research products and clinical diagnostic products. Many of our competitors have greater financial, operational and sales and marketing resources and more experience in research and development than we do. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. Competition in our markets is primarily driven by:

•	product performance, features and reliability;

•	price;

•	timing of product introductions;

•	ability to develop, maintain and protect proprietary products and technologies;

•	sales and distribution capabilities;

•	technical support and service; and

•	breadth of product line.

      If a competitor develops or acquires superior technology or cost-effective alternatives to our products, our business, financial condition and results of operations could be materially adversely affected.

      Our competitors have in the past and may in the future compete by lowering prices. We may respond by lowering our prices, which could reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may damage our market share. In addition, we must continually adapt to new marketing and distribution trends in order to compete effectively.

      We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to make sales to customers who have previously purchased products from our competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position may suffer.

We may be prevented from selling some of our products if our existing license agreements are terminated.

      Approximately 51% of our product sales in 2005 were attributable to products sold pursuant to license agreements. If we lose the rights to use a patented technology, we may be forced to stop selling some of our products or redesign our products and may lose significant sources of revenues. In addition, potential competitors could license technologies that we fail to license. Losing a significant license could have a material adverse effect on our business.

      Our significant licenses include:

•	a license from Applera Corporation (which license was assigned to Applera from Hoffman La Roche and Roche Molecular Systems, Inc. in 2005) granting us, among other rights, the right to manufacture, promote and sell certain products for use in the research field in a process referred to as the “PCR process;” and

•	a license from Applied Biosystems, which grants us rights to manufacture, promote and sell thermal cyclers (certain laboratory instruments capable of generating and maintaining specific temperatures for a defined period of time) under certain patents for use in the research field.

      Applera may terminate its license agreement (1) for cause, (2) if certain parties acquire more than 50% of the voting stock of our subsidiary that is a party to the agreement, and (3) in the event of our bankruptcy or insolvency. Since mid-2003 and through late 2005, we withheld royalty payments to Applera under this license agreement pending further evaluation of a potential overpayment of royalties paid to Applera in prior periods. During that period, we continued to record estimated quarterly royalties payable under this license agreement and report these amounts to Applera. We believe that we determine the royalties we calculate and accrue in accordance with the terms of this patent license agreement. However, our royalty calculations are subject to review by Applera. Our financial position or results of operations could be materially affected if the parties determine that the royalties differ significantly from the amounts we have recorded. Additionally, there can be no assurances that we will recover any overpayment in royalties paid in prior periods. The U.S. patents that covered the PCR process underlying this royalty obligation expired in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Upon expiration of these patents outside of the United States, we will no longer be required to pay royalties under these patents on future product sales.

      The agreement with Applied Biosystems may be terminated (1) for cause, (2) upon the change in control of our subsidiary that is a party to the license agreement, and (3) in the event of our bankruptcy or insolvency.

      We do not anticipate that either of these significant license agreements will terminate in the near future.

      Our licenses typically subject us to various commercialization, sublicensing and other material obligations. If we fail to comply with these requirements, we could lose important rights under a license, such as the right to exclusivity in a specified market. In some cases, we could also lose all rights under a license. In addition, the licensor could lose patent protection for a number of reasons, including the invalidity or unenforceability of the licensed patent. We typically do not receive significant indemnification under such arrangements from a licensor against third party claims of intellectual property infringement.

Because our quarterly revenue and operating results may vary significantly in future periods, our stock price may decline.

      Our operating results have fluctuated in the past and may continue to fluctuate in the future. In particular, we have historically seen slower sales in the fourth quarter as a result of reduced purchases by academic and research institutions as well as the closing of such facilities during the holiday period. Our revenues are unpredictable and may also fluctuate due to changes in demand for our products, delays in developing and introducing new products and new product introductions by our competitors. A high proportion of our costs are fixed, due in part to significant research and development costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter and the price of our common stock may decline. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could also cause our stock price to decline.

Our founder, chairman of our board of directors, chief executive officer and president exerts considerable control over our business.

      As of December 31, 2005, Joseph A. Sorge, M.D., our founder, chairman of the board of directors, chief executive officer and president, beneficially owned approximately 60% of our outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of our stockholders, including electing directors and approving mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in our change of control, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.

We depend substantially on key employees, and losing the services of any of our key employees or failing to hire qualified employees could seriously damage our business.

      To a large degree, we depend on our founder, chairman of our board of directors, chief executive officer and president, Joseph A. Sorge, M.D. Dr. Sorge has significant expertise in the life sciences research market and has been instrumental in establishing and executing our business plan. Losing Dr. Sorge’s services could have a material adverse effect on our business. Dr. Sorge has an existing employment agreement with us, which expires in June 2007, subject to automatic one year renewals unless either party provides timely notice of non-renewal. We maintain directors and officers insurance for the benefit of our officers and directors.

      Because our products and services are highly technical in nature, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. As such, our future success also will depend in large part on the continued service of our key scientific and management personnel, including research and development, customer service, marketing and sales staffs. We face intense competition for these professionals from our competitors, our customers and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue their employment for any period of time. Any failure on our part to hire, train and retain a sufficient number of qualified professionals could seriously damage our business.

Our indebtedness could limit our ability to operate our business, obtain additional financing and pursue other business opportunities.

      As of December 31, 2005, we had approximately $4.0 million of outstanding indebtedness related to industrial revenue bonds. We also have a $9.0 million reducing revolving line of credit. At December 31, 2005, there was $5.5 million outstanding under this revolving credit facility, which was paid off on January 3, 2006. Our indebtedness could have negative consequences for us, including the following:

•	we will need a portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness we may incur in the future;

•	payments of our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	we may have greater relative debt burdens than our competitors, which may place us at a competitive disadvantage;

•	our debt level may make us more vulnerable than our competitors to a downturn in our business or the economy in general; and

•	there would be a material adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing.

We may not have financing for future capital requirements, which may prevent us from addressing gaps in our product offerings or improving our technology.

      Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. Our senior credit facility restricts our ability to incur new debt. If we cannot obtain additional debt or equity financing on acceptable terms or if we are limited with respect to incurring additional debt or issuing equity, we may be unable to address gaps in our product offerings or improve our technology, particularly through strategic acquisitions or investments.

      We may need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, including but not limited to the following:

•	for research and development to successfully develop additional products;

•	to file and prosecute patent applications and defend and assert patents to protect our technology;

•	to retain qualified employees, particularly in light of intense competition for qualified scientists;

•	to manufacture additional products ourselves or through third parties; and

•	to acquire new technologies, products or companies.

      If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation. The terms of the debt securities may impose restrictions on our operations. If we raise funds through the issuance of equity, this issuance would dilute the ownership interest of our existing stockholders. We expect to fund future acquisitions in part by issuing additional equity. If the price of our equity is low or volatile, we may not be able to acquire other companies.

Our inability to secure and maintain intellectual property protection for our products and technologies could adversely affect our ability to compete.

      Our success depends to a significant degree upon our ability to develop, maintain and protect proprietary products and technologies. We file patent applications in the United States and selectively in foreign countries as part of our strategy to protect our proprietary products and technologies. However, patents provide only limited protection of our intellectual property. The assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and expensive. We cannot provide assurances that patents will be granted with respect to any of our pending patent applications, that the scope of any of our patents will be sufficiently broad to offer meaningful protection, or that we will develop additional proprietary technologies that are patentable. Our issued patents, or third party patents that we license, could be successfully challenged, invalidated or circumvented. This could result in our patent rights failing to create an effective competitive barrier. Losing a significant patent or failing to get a patent to issue from a pending patent application that we consider significant could have a material adverse effect on our business.

      The laws governing the scope of patent coverage in the United States and abroad continue to evolve, particularly in the life sciences area. The laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. We hold patents only in selected countries. Therefore, third parties can make, use and sell products covered by our patents in countries in which we do not have patent protection.

      We give our customers the right to use some of our products for research purposes only under certain licenses. These licenses could be contested. Therefore, no assurances can be given that we would either be aware of an unauthorized use or be able to enforce these license limitations in a cost-effective manner.

      We attempt to protect our trade secrets by entering into confidentiality agreements with employees, consultants and third parties. However, these agreements might be breached and, if they are, there may not be an adequate remedy available to us. Also, our trade secrets might become known to a third party through means other than by breach of its confidentiality agreements, or they could be independently developed by our competitors. If our trade secrets become known, our business and competitive position could be adversely affected.

We are currently, and could in the future be, subject to lawsuits, arbitrations, and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights.

      We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of these actions. An adverse determination in some of our current legal actions, particularly the cases described below, could have a material adverse effect on our business. Our products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, our belief that our products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. We have from time to time been notified that we may be infringing patents and other intellectual property rights of others. Also, in the course of our business, we may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a claim against us asserting that we had misappropriated their technologies and had improperly incorporated such technologies into our products. Due to these factors, there remains a constant risk of intellectual property litigation affecting our business. We have been made a party to litigation involving intellectual property matters. Such actions currently include the litigations described in the following paragraphs, some of which, if determined adversely, could have a material adverse effect on us. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and we cannot be assured that we will be able to obtain these licenses or other rights on commercially reasonable terms.

      We have been involved in significant patent disputes with third parties, a number of which remain unresolved. For example, we are involved in litigation with Invitrogen Corporation regarding patents relating to certain enzymes and competent cell products. In one such litigation, in which Invitrogen alleges damages of up to approximately $22.0 million, the Federal Circuit Court of Appeals reversed the district court’s prior summary judgment decision of patent invalidity due to public use, affirmed the district court’s partial summary judgment of infringement, affirmed the district court’s denial of summary judgment of invalidity due to indefiniteness, and remanded the case for further proceedings.

      We are also involved in litigation with Applera Corporation regarding a patent that Applera alleges is infringed by our real-time PCR instrumentation and certain related reagents.

      In addition, we are involved in litigation with Third Wave Technologies regarding patents relating to certain assays for the detection of nucleic acids. In a jury trial in August 2005, the jury returned a verdict that the patents-in-suit were valid and infringed by us, for monetary damages in the amount of $5.3 million, and that our infringement was willful. Based on the jury’s verdict, the district court permanently enjoined us from further infringement. The district court recently awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount of $4.2 million, and pre-judgment interest of $0.5 million. We have posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals.

      We are also involved in litigation with Invitrogen Corporation and Takara Bio regarding one of our patents relating to polymerase blend products. As part of the patent infringement claims in these matters, we seek monetary damages, injunctive relief and attorneys’ fees. As stated above, the outcome of any such litigation or appeal is inherently uncertain.

      These cases are described in further detail in Item 3 — Legal Proceedings of this report. The cost of litigation and the amount of management time associated with these cases is significant. There can be no assurance that these matters will be resolved favorably; that we will continue to be able to sell the products in question or other products as a result; or that any monetary or other damages assessed against us will not have a material adverse effect on the company. Even a successful outcome may take years to achieve and the costs associated with such litigation, in terms of dollars spent and diversion of management time and resources, could seriously harm the our business.

      Moreover, if a third party claims an intellectual property right to technology that we use, we may be forced to discontinue an important product or product line, alter our products and processes, pay license fees, pay damages for past infringement or cease certain activities. Under these circumstances, we may attempt to obtain a license to such intellectual property, but we may not be able to do so on commercially reasonable terms, or at all.

We may spend resources on research and development projects without being able to achieve an adequate return, if any, on our investment.

      It is important for us to continue to invest heavily in research and development. However, because we compete in a relatively new and constantly evolving market, we may pursue research and development projects that do not result in viable commercial products. In addition, we have in the past, and may in the future, terminate research efforts in a particular area after we have made substantial initial funding commitments in that area. Any failure to translate research and development expenditures into successful new product introductions could have an adverse effect on our business.

Our business could suffer if we fail to manage our growth effectively.

      A significant portion of our historical revenue growth is attributable to internal product development. We are one of the smaller companies in our industry, and therefore particularly dependent on internal invention and product development to replace older products in our product line. Our ability to achieve our expansion objectives and to manage our growth effectively depends upon a variety of factors, including our ability to internally develop products, to attract and retain skilled employees, to successfully position and market our products and to identify and acquire technologies and intellectual property rights from third parties. In addition, we face significant challenges and risks in building and managing our sales team, including managing geographically dispersed sales efforts and adequately training our sales people in the use and benefits of our products. To accommodate our growth and compete effectively, we will be required to improve our information systems, create additional procedures and controls and expand, train, motivate and manage our work force. Our future success will depend in part on the ability of current and future management personnel to operate effectively, both independently and as a group. We cannot be certain that our personnel, systems, procedures and controls will be adequate to support our future operations.

Our stock price could be adversely affected if we are unable to implement and maintain effective internal control over financial reporting.

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

      We are not an “accelerated filer” as of December 31, 2005 because the aggregate market value of our common stock held by non-affiliates as of June 30, 2005 was not equal to or greater than $75.0 million. However, we will not be able to determine if we will be subject to the rules regarding management’s report on internal control over financial reporting for the fiscal year ending December 31, 2006 until June 30, 2006. If the aggregate market value of our common stock held by our non-affiliates as of June 30, 2006 is equal to or greater than $75.0 million, then we will become an “accelerated filer” effective as of December 31, 2006 and will be required to comply with the rules regarding management’s report on internal control over financial reporting for fiscal 2006. Conversely, if the aggregate market value of our common stock held by non-affiliates as of June 30, 2006 is less than $75.0 million, then we will continue to be a “non-accelerated filer” for fiscal 2006 and will not be required to comply with the rules regarding management’s report on internal control over financial reporting until the fiscal year ending December 31, 2007. Notwithstanding the extension of this compliance date, we are currently making efforts to prepare ourselves to be able to comply with such requirements. These efforts include documenting, evaluating the design, and testing the effectiveness of our internal control over financial reporting. During this process, we expect to make improvements in the design and operation of our internal control over financial reporting, including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls.

      Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been, or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to evaluate our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which, among other things, could have an adverse effect on our business and our stock price.

The price of our common stock is expected to be volatile.

      The market price of our common stock may be subject to significant fluctuations. These fluctuations may occur, among other reasons, in response to:

•	quarterly fluctuations in our operating and earnings per share results;

•	technological innovations or new product introductions by us or our competitors;

•	delays in developing and introducing new products;

•	disputes concerning patents, licenses or other proprietary rights;

•	changes in earnings estimates by equity and market research analysts;

•	sales of common stock by existing stockholders;

•	loss of key personnel; and

•	securities class actions or other litigation affecting us or other companies in our industry.

      Any failure to meet analysts’ expectations could have an adverse effect on the market price for our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, financial condition and results of operations. In addition, we cannot predict the extent to which investors’ interest in us will lead to a liquid trading market in our common stock.

Future sales of currently outstanding shares of our common stock could adversely affect our stock price.

      As of December 31, 2005, we had approximately 22.3 million shares of common stock outstanding. We have entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, we will file a registration statement under the Securities Act covering 2,000,000 shares of our common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.1 million shares of our common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act. The sale by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

      We have also registered the shares of common stock that we may issue from time to time under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of our stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Reductions in research and development budgets or government funding may impact our sales.

      Fluctuations in the research and development budgets of our customers could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, spending priorities and institutional budgetary policies. Our business could be seriously damaged by any significant decrease in research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

      A substantial portion of our sales have been to researchers at universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies, such as the United States National Institutes of Health. Although we are not aware of any impending reductions in governmental grants, government funding of research and development is subject to the political process and as a result the amount of available funding may decrease. Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. A reduction in government funding for the National Institutes of Health or other government research agencies could seriously damage our business.

      In recent years, the pharmaceutical and biotechnology industries have undergone substantial consolidation. Further mergers or corporate consolidations in these industries could cause us to lose existing customers and potential future customers. Pharmaceutical and biotechnology companies have generally raised little money in the past few years, and some are low on funds. Some of these companies have begun to reduce their research and development budgets in recent years. It is possible that these biotechnology and pharmaceutical companies will continue to reduce spending on research and development in the future and some companies may go out of business entirely. In addition, health care reform and other changes in the regulatory environment affecting these industries could have an adverse impact on research and development expenditures by pharmaceutical and biotechnology companies, which would negatively impact our business.

      Our academic customers generally receive funds from approved grants at particular times of the year, as determined by the government. Grants have in the past been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

Failure to license new technologies could impair our new product development.

      In order to meet the needs of our customers, we must develop a broad spectrum of products. To develop a product line, it is sometimes advantageous or necessary to license technologies from third parties. Approximately 51% of our product sales for 2005 were attributable to products manufactured or sold under licenses from third parties. As a result, we believe our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products.

      From time to time, we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future. After consideration of these patents, we may attempt to obtain a license for these technologies. We can give no assurances that we will be able to negotiate such licenses on commercially reasonable terms, or at all.

      Our ability to gain access to technologies necessary to develop new products depends, in part, on our ability to convince third parties that we can successfully commercialize their technologies. We can give no assurances that we will be able to continue to identify new technologies developed by others or that we will be able to negotiate appropriate licenses on commercially reasonable terms, or at all.

We may acquire other businesses or form joint ventures that could decrease our profitability, dilute your ownership, increase our debt or cause us to incur significant expense.

      As part of our business strategy, we intend to pursue acquisitions of other complementary businesses and technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies and limited experience with respect to forming collaborations, strategic alliances and joint ventures. If we were to make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we could assume unknown or contingent liabilities. Any future acquisitions we make could also result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integrating an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.

Changes in distribution and purchasing methods by our customers may force us to use more expensive marketing and distribution channels.

      A number of our customers have developed purchasing initiatives to reduce the number of vendors they purchase from in order to lower their supply costs. In some cases, these customers have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply these large distributors with our products at a discount to continue to reach our customers. For similar reasons, many of our larger customers, including the government, have requested and may in the future request special pricing arrangements, including blanket purchase agreements. To date, we do not believe that these special pricing arrangements have had a material effect on either revenues or margins. However, in the future these agreements may limit our pricing flexibility, which could adversely impact our business, financial condition and results of operations. In addition, if we lose one or more of our distributors and cannot arrange suitable alternatives, our business could be adversely affected.

      Several of our customers have requested that we sell our products through third party, e-commerce web sites. While this trend does not seem to be growing, offering our products through these web sites generally requires us to agree to offer volume-related discounts and pay commissions on the sales made through these web sites to these third party e-commerce providers. Consequently, margins on sales made through these third party web sites would generally be lower than those on sales made through traditional channels. Our business may be harmed as a result of these web sites or other sales methods that may be developed in the future.

We rely on third party manufacturers for raw materials and product components.

      We rely on third party manufacturers to supply many of our raw materials and product components. Some of these components are only available from a single supplier or a limited group of suppliers, either because the market for these components is too small to support multiple suppliers or because the components are protected by patents, in which case there may only be a single supplier for the covered components. Our reliance on outside vendors generally, and a sole supplier or a limited group of suppliers in particular, involves several risks, including:

•	an inability to obtain an adequate supply of required components due to manufacturing capacity constraints, the discontinuance of a product by a third-party manufacturer, an acquisition of the manufacturer by one of our competitors or other supply constraints;

•	delays and long lead times in receiving materials from vendors; and

•	reduced control over quality and pricing of components.

      If a sole source third party supplier were to go out of business, we might be unable to find a replacement for such source or it might take us several months to be able to make the substance or component internally. If a sole source third party supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future.

Adverse developments affecting our international operations or foreign currency fluctuations could harm our results from operations.

      Including sales made by our subsidiaries and distributors, our products are currently marketed in over 60 countries throughout the world. Measured in U.S. dollars, our revenue outside the United States for the twelve months ended December 31, 2005 was approximately 22%. In addition, approximately 9% of our total sales for the twelve months ended December 31, 2005 were for products exported from the United States. We expect that international sales will continue to account for a significant percentage of our revenues for the foreseeable future, in part because we intend to expand our international operations. There are a number of risks arising from our international business, including:

•	difficulties and costs associated with staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	more limited protection for intellectual property rights in some countries;

•	changes in our international distribution network and direct sales force;

•	potential trade restrictions and exchange controls;

•	import and export licensing requirements;

•	longer accounts receivable collection cycles in certain foreign countries; and

•	potential increased costs associated with overlapping tax structures.

      A significant portion of our business is conducted in currencies other than the U.S. dollar, which is its reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business could adversely affect our results of operations. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. In the past, we have engaged in foreign currency exchange hedging transactions to manage our foreign currency exposure, but we cannot assure you that our future strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Our activities involve hazardous materials and may subject our business to costly environmental liability.

      We use hazardous materials, including phenol, chloroform and ethanol, and radioactive isotopes in connection with our research and development activities, as well as in our manufacturing processes and in evaluating the performance of various products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and specified waste products. We cannot completely eliminate the risk of accidental contamination of property or injury to individuals from these materials. In the event of such an accident, we could be liable for any damages that result, which could have a material adverse effect on our business, financial condition and results of operations. We carry insurance for contamination resulting from using hazardous materials with $25,000 limitations per incident with respect to pollution clean-up and removal and radioactive contamination. Additionally, any accident could partially or completely shut down our research and manufacturing facilities and operations. We may also have to incur substantial costs to comply with current or future environmental laws and regulations.

Interruptions in our manufacturing operations could adversely impact our ability to effectively operate our business.

      We maintain manufacturing facilities in Garden Grove, California, in the Austin, Texas area, and in Edinburgh, Scotland. Damage to these facilities due to fire, earthquake or other natural disaster, power loss, unauthorized entry or other events could cause an interruption in producing our products. We do not have or plan to obtain earthquake insurance. In late 1999 and early 2000 we opened a manufacturing facility outside of Austin, Texas and moved over 100 jobs to that location. During the transition process, we lost some key personnel who were important to certain manufacturing processes. As a result, we were unable to manufacture certain products for a period of three to six months. Many of the customers who wanted to purchase the affected products during this period switched to other suppliers and we found it difficult to reacquire these customers once we were able to manufacture the products again. Accordingly, we believe that a prolonged interruption in our manufacturing operations could have a material adverse impact on our ability to effectively operate our business.

We could incur substantial unexpected expenses, experience product returns and suffer damage to our brand and reputation if our biological products and instruments are not properly produced or manufactured.

      Our biological products and instruments are complex and may be improperly produced or manufactured. In the past, we have voluntarily recalled several of our products. In each case, we identified and corrected the problem. If we need to recall our products, we could experience decreased sales and loss of customers and market share. In addition, a recall would divert managerial and financial resources and could harm our reputation with customers.

Our business could suffer if our access to necessary tissue samples is restricted or ethical concerns surrounding the use of genetic information become widespread.

      We require access to human and other tissue samples and other biological materials to continue to develop our products. We compete with many other companies for these materials and may not be able to obtain or maintain access to these materials on acceptable terms, or at all. In addition, genetic testing has raised ethical issues regarding confidentiality and the appropriate use of the resulting information. Governmental regulation in the United States and foreign countries could limit access to, or use of, human and other tissue samples or restrict the use of, or regulate, genetic testing. If we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our customers’ use of the information generated from tissue samples, our business could suffer.

Anti-takeover provisions of our certificate of incorporation and bylaws and provisions of Delaware law could delay or prevent a change of control that you may favor.

      Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things, authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.

      Because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that you favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisition of additional shares, for a three-year period following the date on which that person or its affiliate crosses the 15 percent ownership threshold.

      Additionally, because Dr. Sorge owns approximately 60% of the Company’s outstanding common stock, he controls all matters requiring approval of our stockholders. As a result, among other things, Dr. Sorge must approve any merger or other business combination related to our company.

Item 2.	Properties

      At December 31, 2005, we had the following facilities:

Owned Facilities

•	We own approximately 42 contiguous acres in the Austin, Texas area, where during 1998 and 1999 we constructed an 85,000 square foot facility to support product manufacturing activities, warehousing and distribution of our Research Supplies products.

•	We also own an approximately 6,000 square foot facility in Jackson, Wyoming, operated exclusively for research and development activities.

Leased Facilities

•	San Diego, California — This facility is approximately 47,000 square feet and serves as our company’s headquarters, as well as our base for marketing and product support operations and research and development activities. The lease for this facility expires in September 2008 and we have the right to renew this lease for an additional five-year period.

•	Garden Grove, California — This approximately 76,000 square foot facility is where we manufacture our Clinical Diagnostics products. The lease for this facility has a ten-year term and expires in December 2007, and we have a right to renew this lease for an additional five-year period.

•	Amsterdam, the Netherlands — This facility is approximately 7,300 square feet and supports European sales and distribution of our Research Supplies products. The lease for this facility expires in August 2007.

•	Ontario, Canada — This facility is approximately 2,200 square feet and supports research and development. The lease for this facility expired in September 2005, and we currently lease this facility on a month-to-month basis.

•	Tokyo, Japan — This location has a small facility to support new sales and distribution channels in Asia, as well as a warehouse. The leases for this facility cover approximately 2,500 square feet of space and expire in August 2006 and August 2007, respectively. In 2006, the Japanese operations will move to a new facility that allows for the operations and warehouse activities to exist in one location. The new facility is approximately 3,000 square feet and the lease is for a two-year period.

•	Kassel, Germany — This facility is approximately 12,900 square feet and is used for packaging, warehousing, and distributing our Clinical Diagnostics products. The lease for this facility expires in March 2007.

•	Edinburgh, Scotland — This facility is approximately 7,000 square feet and supports research and development, manufacturing, warehousing, and distributing of our Clinical Diagnostics products. The lease for this facility expires in September 2006. We have the right to extend this lease for an additional five-year period.

      In our opinion, our facilities and equipment are adequately maintained, in good operating condition and adequate for our present needs. We upgrade and modernize our facilities and equipment and expand our facilities as necessary to meet customer and regulatory requirements.

Item 3.	Legal Proceedings

      We are a party to litigation in the ordinary course of business. Due to the uncertainties inherent in litigation, no assurances can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to our company, our business, financial condition, results of operations, and cash flows could be materially harmed. Additionally, favorable outcomes or gain contingencies that may result from these matters, if any, are not recognized until they are realized. Information on the most significant of these matters follows.

Invitrogen Corporation

      In June 2000, we were sued by Invitrogen Corporation (formerly Life Technologies, Inc.) in the United States District Court for the District of Maryland. The complaint alleges that we willfully infringed United States patent no. 6,063,608 (and United States patent nos. 5,244,797 and 5,405,776) for making, using and selling products derived from, using or containing RNase H minus reverse transcriptase enzymes. Invitrogen’s motion for a preliminary injunction was denied and the case was stayed pending a trial in a related action involving Invitrogen and a third party regarding the same patents. Invitrogen appealed the denial of an injunction and the stay to the Federal Circuit Court of Appeals. In February 2002, the Federal Circuit Court of Appeals affirmed the district court’s decision. The case against our company remains administratively stayed.

      In March 2001, we were sued by Invitrogen Corporation in the United States District Court for the Western District of Texas (Austin). The complaint alleges (1) that we willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) for lost profits and/or reasonable royalty damages of up to approximately $22.0 million. In November 2001, the district court granted our motion for summary judgment, finding that the ‘797 patent was not infringed by us. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, on remand from the Federal Circuit Court, the district court determined on Invitrogen’s motion for partial summary judgment that we infringed the ‘797 patent based on our then existing manufacturing process, and further held on partial summary judgment, that while the ‘797 patent was not invalid for indefiniteness, the ‘797 patent was invalid because of public use under 35 U.S.C. § 102(b). Invitrogen appealed the district court’s ruling of invalidity, and oral arguments were heard before the Federal Circuit Court of Appeals in May 2005. In October 2005, the Federal Circuit Court reversed the district court’s summary judgment of invalidity due to public use, affirmed the district court’s partial summary judgment of infringement, affirmed the district court’s denial of summary judgment of invalidity due to indefiniteness, and remanded the case for further proceedings. Upon remand, the district court has set the case for trial in July 2006. We intend to vigorously pursue our claims and affirmative defenses, including various alternative grounds of invalidity of the ‘797 patent and that our current manufacturing process does not infringe the ‘797 patent.

      In November 2001, we filed a complaint in the United States District Court for the District of Maryland charging Invitrogen Corporation with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. We seek a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. No trial date is currently set for this case.

Takara Bio

      In November 2002, we filed a complaint in the United States District Court for the District of Maryland charging Takara Bio with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. We seek a permanent injunction, monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Takara filed a counterclaim in a separate action in the United States District Court for the Southern District of California. By its counterclaim, Takara seeks joint ownership of our ‘772 patent. In June 2003, we successfully moved to transfer the California action to Maryland. In August 2003, the Maryland district court denied Takara’s motion to dismiss or transfer the complaint, and the cases have been consolidated for pretrial and trial. The parties entered into a joint stipulation, effective as of September 20, 2005, to stay the proceedings to continue to pursue settlement of this action. No trial date is currently set for this case.

Third Wave Technologies

      In September 2004, we were sued by Third Wave Technologies, Inc. (“Third Wave”) in the United States District Court for the Western District of Wisconsin. The complaint alleged that we infringed United States patent nos. 6,348,314 and 6,090,543, and have induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale and/or selling assays employing cleavage of nucleic acids, including at least our Full Velocity products. Third Wave sought a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, we filed our answer to the complaint responding that we did not infringe a valid or enforceable claim of either patent. We also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. We sought an award of our fees and costs incurred in defending ourselves in this action. A jury trial commenced on August 22, 2005. The jury returned a verdict that the patents-in-suit were valid and infringed by our company. Additionally, the jury returned a verdict for monetary damages in the amount of $5.3 million and that our infringement was willful. Based on the jury’s verdict, the district court permanently enjoined us from making, advertising, promoting the use of, selling, offering to sell, using, permitting to be used, contributing to the use, sale or offering for sale of, or inducing the use, sale or offering for sale the FullVelocity QPCR and FullVelocity QRT-PCR products, or any other product used in a method that meets all of the limitations of any of the asserted claims. We filed post trial motions to reverse or modify the jury verdicts and/or for a new trial. Third Wave filed post trial motions to treble the damages up to $15.9 million, and requested an award of attorneys’ fees and costs. On December 19, 2005, the district court awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. In January 2006, we posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals. On February 22, 2006, the district court confirmed the award of Third Wave attorneys’ fees and costs in the amount of $4.2 million. We have appealed the district court’s award of damages and attorneys’ fees and costs to the Federal Circuit Court of Appeals.

      During 2005, we paid $2.9 million in legal fees to an outside law firm that represented us in a litigation matter that was tried before a jury. Subsequent to year end, we ended our attorney/client relationship with this firm. As of December 31, 2005, accrued but unpaid legal fees amounted to $0.8 million. Subsequent to year end, we indicated that we may pursue claims for damages against the outside law firm and the outside law firm indicated that it may adjust billing credits previously applied to payments made through the third quarter of 2005 in the amount of $1.1 million. We believe that we have fairly stated legal expenses in 2005 after considering these unresolved issues.

      In May 2005, we filed a complaint in the United States District Court for the District of Delaware charging Third Wave Technologies with willful infringement of and inducing others to infringe United States patent nos. 6,528,254 and 6,548,250 for making, using, selling and offering for sale certain of its Invader® Plus products. We seek a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. On September 21, 2005, Third Wave answered our complaint asserting affirmative defenses of invalidity and non-infringement and counterclaims for invalidity and non-infringement. On October 11, 2005, we answered Third Wave’s counterclaims asserting the patents-in-suit as valid and enforceable. Given the nature of patent litigation, at the present time we are unable to quantify the amount of damages we will ultimately seek in this proceeding or the likelihood of recovering any portion of such damages once quantified. The trial is scheduled to begin in November 2007.

Applera Corporation

      In November 2004, we received notice of a patent infringement suit filed by Applera Corporation against us and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. Our products alleged to infringe are the QPCR instruments and certain related reagents. In December 2004, we filed our answer to the complaint responding that we do not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. An estimate of the possible loss or range of loss cannot be made at this time and we are unable to determine whether the outcome of the litigation could have a material impact on our results of operations or financial condition in any future period. This case is currently scheduled to be placed on the Court’s trial ready list in October 2006.

      In June 2005, we received notice that Applera had filed an action against us in the Dusseldorf District Court in Germany relating to EP patent 0 872 562, the European counterpart of the ‘934 patent. By decision of the European Patent Office dated January 7, 2005, the ‘562 patent was revoked. Based upon that revocation, we moved to stay the district court proceeding in July 2005. Applera has consented to our request to stay this proceeding.

Ariadne Genomics

      In March 2005, we filed a demand for arbitration with the American Arbitration Association (“AAA”) against Ariadne Genomics, Inc. (“Ariadne”) for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement (the “Agreement”) executed in December 2002 between the parties. Ariadne filed counterclaims in the AAA, which we denied. The parties have now reached an amicable settlement of this matter. In October 2005, we and Ariadne executed a Binding Settlement Agreement Term Sheet (the “Term Sheet”) to resolve all of our disputes, and the parties are in the process of completing a comprehensive Settlement Agreement. In brief, the settlement memorialized in the Term Sheet provides that our exclusive right to market, sell and distribute the software products covered by the Agreement between the parties has been confirmed, and that the term of that Agreement has been extended through December 31, 2005. In addition, Ariadne agreed to pay us a sum of $300,000 by December 31, 2005, which has now been paid. All proceedings between the parties will be dismissed with prejudice, and all disputes in the United States Patent & Trademark Office will be dismissed by agreement. After executing the Term Sheet, we and Ariadne entered into negotiations for a comprehensive settlement agreement, but have been unable to resolve certain remaining issues. Pursuant to the Term Sheet, any remaining disputes regarding the settlement or the parties’ claims against each other are to be submitted to binding arbitration before a single neutral arbitrator in San Diego County. That arbitration occurred on February 27, 2006, and we are awaiting a final decision.

Other Legal Matters

      Pursuant to the terms of a 2002 litigation settlement, we were entitled to receive 35,290 shares of a European company. We received 11,763 shares in August 2004, 11,764 shares in September 2004 and the final 11,763 shares in March 2005. These shares were sold and converted into cash upon receipt, resulting in a gain in other income of approximately $530,000 during the quarter ended March 31, 2005 and $664,000 during the quarter ended September 30, 2004.

      In October, 2005 we realized pre-tax income of approximately $34.1 million from a settlement with Cambridge Antibody Technology related to certain patent rights. This $34.1 million was offset by a $10.7 million royalty obligation related to this settlement due to a third party.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended December 31, 2005, there were no matters submitted to a vote of security holders.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

      Our common stock trades on The Nasdaq Stock Market’s National Market under the symbol STGN. The following table sets forth the range of high and low trading prices for the common stock for the periods indicated as reported on the Nasdaq National Market. Our common stock did not begin trading on the Nasdaq National Market until June 3, 2004, therefore, there is no information provided for the first quarter of

2004. The prices do not include retail markups, markdowns, or commissions and may not represent actual transactions.

	High	Low

Year ended December 31, 2005:

Fourth quarter	$10.93	$8.67

Third quarter	$10.33	$6.42

Second quarter	$10.44	$7.25

First quarter	$8.83	$6.51

Year ended December 31, 2004:

Fourth quarter	$8.10	$6.00

Third quarter	$8.53	$5.90

Second quarter (commencing June 3, 2004)	$12.00	$7.51

      On March 13, 2006, the last reported sale of our common stock on the Nasdaq National Market was $10.26. There were 855 stockholders of record as of March 13, 2006 with 22,328,227 shares outstanding. The aforementioned number of stockholders of record as of March 13, 2006 does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. No dividends have been paid to our stockholders during the past five years except for a special cash dividend of $0.25 per share to holders of record of our common stock paid on January 6, 2006. The special cash dividend was paid in connection with the recognition of approximately $23.4 million in pre-tax income in the fourth quarter of 2005 due to a settlement related to our licensing certain technology to Cambridge Antibody Technology. We have no intentions of paying any subsequent cash dividends in the foreseeable future. Our credit facilities also restrict the payment of dividends, and we received a consent from the credit facility holder to pay the January 6, 2006 dividend.

      Prior to June 2, 2004, our financials were presented on a combined basis with BioCrest Holdings, LLC, or BCH, since BCH was in common control with Stratagene and substantially all of the BCH membership units were held by certain Stratagene shareholders. The members of BCH did receive distributions. However, since we acquired the BCH assets on June 2, 2004, no further distributions have been made. On February 9, 2006, we dissolved BCH.

Item 6.	Selected Financial Data

      The following selected historical consolidated financial data as of and for the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005, presented below under the captions “Operating Results” and “Financial Position,” have been derived from our audited consolidated financial statements as of those dates and for those periods. The selected historical consolidated financial data and notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)

Operating Results

Total revenue(a)	$130,285	$84,813	$69,703	$64,512	$59,955

Net income	7,788	7,438	3,252	505	731

Basic earnings per share(b)	0.35	0.39	0.21	0.03	0.04

Diluted earnings per share	0.35	0.39	0.21	0.03	0.04

Weighted average shares outstanding — basic	22,113	19,308	15,633	15,634	15,640

Weighted average shares outstanding — diluted	22,259	19,313	15,633	15,634	15,640

	Year Ended December 31,

	2005	2004	2003	2002	2001

Financial Position

Working capital	$18,942	$17,899	$9,485	$6,172	$6,922

Net property and equipment	11,267	12,112	10,321	11,186	11,583

Total assets(c)	124,682	80,332	38,588	34,198	34,229

Total debt	9,515	9,707	30,381	30,469	31,411

Total stockholders’ equity (deficit)(d)	58,490	55,160	(5,947)	(8,248)	(7,306)

(a)	2005 total revenue includes a royalty revenue settlement of $34.1 million from a third party.

(b)	Earnings per share information for the years ended December 31, 2001 through 2003 has been calculated assuming our acquisition of substantially all of the assets of BioCrest had occurred at the beginning of the first period presented, by dividing the respective net income by the weighted average shares of our common stock for the respective period.

(c)	2005 and 2004 total assets include goodwill of approximately $27.2 million resulting from the merger with Hycor in June 2004.

(d)	Includes distributions to BCH members of $476,280, $544,707, $809,909, and $400,000 for the years ended December 31, 2004 through 2001, respectively. 2005 includes the recognition of the special cash dividend of $5,571,321 that we paid on January 6, 2006, which was declared on November 7, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the financial statements and the related notes included in Item 8 of Part II of this Annual Report on Form 10-K and with the financial statements. Our financial information includes the accounts and balances of Stratagene Corporation and subsidiaries on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries since our acquisition of Hycor on June 2, 2004.

      This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K contain forward-looking statements and include assumptions concerning our operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. Our actual results could differ materially from those expressed in or implied by these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Item 1A of Part 1 of this Annual Report on Form 10K.

Overview

      We develop and manufacture biological products, instruments and software designed to improve the speed and accuracy of life sciences research and clinical diagnosis. We market our products to researchers and clinicians in clinical laboratories and academic, hospital and government institutions, as well as to scientists in pharmaceutical and biotechnology companies, in the U.S. and internationally. Scientists and clinicians use our products to identify genes and proteins, study how genes and proteins regulate cells, determine the molecular mechanisms of health and disease, search for new drug therapies, and develop diagnostic tests.

      We engage in business activity in two operating segments: Research Supplies and Clinical Diagnostics. We have marketed and sold our Research Supplies products for over 20 years, while the Clinical Diagnostics products are a new addition to our product portfolio as a result of the merger with Hycor Biomedical Inc. in June 2004. Hycor’s experience in manufacturing and marketing Food and Drug Administration, or FDA, regulated clinical diagnostic products also spans 20 years.

Merger with Hycor

      On June 2, 2004, we acquired all of the outstanding shares of Hycor Biomedical Inc. through our merger of a wholly owned subsidiary of our company with Hycor, with Hycor continuing as a wholly owned subsidiary of ours. Pursuant to the merger, Hycor’s stockholders received 0.6158 of a share of our common stock in exchange for each share of Hycor common stock, plus cash for any fractional shares. The merger has been recognized as a tax-free reorganization. We filed a registration statement on Form S-4 (No. 333-109420) and related amendments in connection with the transaction, which registration statement was declared effective by the Securities and Exchange Commission on April 29, 2004. We incurred merger-related costs of approximately $1.7 million, which were capitalized as a component of the purchase price.

BCH Asset Acquisition

      Concurrently with the closing of the Hycor merger, we acquired substantially all of the assets of BioCrest Holdings, L.L.C., or BCH, including BCH’s interests in its subsidiaries. In exchange, we forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to us of approximately $5.4 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because we and BCH were under common control, with substantially all of the BCH membership units held by certain of our shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the year ended December 31, 2004, our financial statements are presented on a consolidated basis. There was no change to income for previous periods presented on a combined basis. For income tax purposes, this transaction was taxable. The financial statements in 2004 reflected net deferred tax assets of $875,000 for differences between the tax and book bases of assets and liabilities that we acquired. With the completion of the initial consolidated tax returns in 2005, we adjusted the deferred tax asset associated with the acquired assets and liabilities and reflected a reduction of approximately $514,000 to the net deferred tax asset and additional paid-in capital in accordance with Statement of Financial Accounting Standards, or SFAS No. 109, Accounting for Income Taxes.

      Prior to the acquisition date, we presented our financial statements on a combined basis with BCH. BCH was a limited liability company treated as a partnership for income tax purposes; therefore, any related income tax obligations were the responsibility of the members of BCH. As a result, the operations of BCH did not reflect a provision for income taxes in the combined financial statements. Beginning on June 2, 2004, our consolidated results, which includes the results of BCH, includes a provision for income taxes.

      As part of the acquisition of BCH, we acquired BCH’s interests in its subsidiaries, which include Phenogenex, LLC, or Phenogenex, Iobion Informatics, LLC and subsidiaries, which we refer to collectively as Iobion, and an investment in a joint venture consisting of a 49% interest in a limited partnership, which we refer to as the LP, that operates a research lab. The investment in a joint venture was accounted for under the equity method. In December 2004, the LP redeemed our rights and interests in the LP.

      At the time of the BCH acquisition, we owned 100% of Phenogenex and approximately 78% of Iobion. The remaining 22% interest in Iobion was held by two individuals, one of which is now an employee of Iobion and the other is a consultant to us. In October 2004, we purchased the remaining 22% outstanding membership interests in Iobion owned by these individuals. As a result of the purchase of these minority interests, we now own 100% of Iobion. Total cash consideration of $330,000 was paid and was recorded to intangible assets based on the fair value of the assets and liabilities acquired.

      During 2005, we merged Iobion and Phenogenex into us, leaving only the Iobion Informatics (Canada), Ltd. subsidiary remaining, and on February 9, 2006, we dissolved BCH. There was no financial statement impact to this merger or dissolution.

Basis of Presentation

      Our financial information has been presented on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries since we acquired Hycor on June 2, 2004. The financial information also includes the results of operations of BCH, whose assets we acquired on June 2, 2004 and accordingly is presented on a consolidated basis for all periods (See Note 3 to financial statements).

Critical Accounting Policies and Estimates

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

Use of Estimates

      Preparing the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

      We recognize revenue from research supplies, diagnostic and basic instrumentation product sales under the provisions of Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, which is generally when we ship the products, transfer title and eliminate our risk of loss. In accordance with Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, for instrumentation products where software is considered more than incidental to the product, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time we ship the product and transfer the title. When contractual acceptance clauses exist, we recognize revenue upon satisfaction of such clauses. We earn and recognize contract research service revenues in accordance with contract provisions. We record amounts received in advance of performance or acceptance as deferred revenue.

      The following table summarizes the types of deferred revenue and the timing of when we recognize that revenue:

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

      The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of December 31 for each year presented:

Type of Deferred Revenue	2005	2004

Extended warranty, installation or maintenance agreement	59%	49%

License agreements	41%	51%

Total deferred revenue	100%	100%

Accounts Receivable

      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness. We regularly monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Our credit losses have historically been within expectations and the provisions established.

Inventories

      We value inventories at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory on specifically identified items based primarily on an estimated forecast of product demand and production requirements. Our losses from disposal of excess or obsolete inventory have historically been within expectations and the provisions established. However, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In addition, rapid technological change or new product development could result in an increase in the quantity of obsolete inventory on hand. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of products sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of products sold in previous periods and would be required to recognize such additional operating income at the time of sale or disposition.

      Additionally, our manufacturing costs and inventory carrying costs are dependent on our accurate estimates of customer demand for our products. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand and increase the expense of storing and maintaining the inventory until it is sold. As a result, although we attempt to maximize the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

      Our deferred tax assets relate to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. We also recognize deferred taxes for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We evaluate a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS, No. 109, Accounting for Income Taxes.

Long-lived Assets

      We account for long-lived assets in accordance with the provisions of SFAS No. 142, Goodwill and Intangibles, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These Statements require that long-lived assets and certain identifiable intangible assets be reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. With the acquisition of Hycor in the second quarter of 2004, we have substantial amortizable and non-amortizable long-lived assets (including goodwill) that are reviewed for impairment annually and when there is an indication that the carrying value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment we would recognize is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Royalties

      We enter into license agreements in the ordinary course of our business, which require royalty payments based on specified product sales. These agreements cover the majority of our products. We believe that we determine the royalties we calculate and accrue in accordance with the patent license agreement. However, our royalty calculations are subject to review by the license holder. Therefore, our financial position or results of operations could be materially affected if the parties determine that the royalties differ significantly from the amounts we have recorded. From mid-2003 through late 2005, we withheld payments to a license holder while we evaluated a possible overpayment in the royalties we paid in prior periods. During this time, we continued to accrue and record the estimated quarterly royalty payable under the patent license agreement and reported this amount to the license holder. As of December 31, 2005, the amount of accrued and unpaid royalties related to this patent license agreement was $5.9 million. The patent underlying this royalty obligation expired in the United States in March of 2005 and resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents in 2006 and 2007, we expect an additional $350,000 reduction in royalty expense beginning in the second quarter of 2006. We anticipate that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.

Warranties

      We generally warrant certain equipment against defects in workmanship or materials for a period of one year from the date of purchase. Upon shipment of equipment sold that includes a warranty, we establish, as part of cost of products sold, a provision for the expected costs of such warranty. While our warranty costs have historically not been significant, we cannot guarantee that we will continue to experience the same warranty return and repair rates that we have in the past. A significant increase in product return and repair rates could have a material adverse impact on operating results for the period or periods in which such items materialize.

Derivative Financial Instruments

      We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and related literature, which we refer to collectively as SFAS No. 133. During 2004, we entered into derivative instruments to reduce the risk of foreign currency fluctuations; however, such derivative instruments did not qualify for hedge accounting under the provisions of SFAS No. 133. Accordingly, we recognized both unrealized and realized gains or losses resulting from changes in fair value as incurred in gain (loss) on foreign currency transactions in the consolidated income statements.

Research and Development

      We focus our research and development efforts on developing products that use innovative technologies in both the Research Supplies and Clinical Diagnostics product lines. Research and development costs are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, our research and development expenses totaled approximately $12.4 million, $10.8 million and $10.5 million, respectively, and we intend to spend between 12% and 14% of our revenues on research and development activities for at least the next few years.

      Our numerous research and development initiatives are generally ongoing. Some of the efforts are for new product technologies, while others are designed to support an existing product or products relating to one of our more than 4,000 stock keeping units, which cover approximately 85 existing product categories. In addition, the funds we used in our research and development activities are allocated among the various technologies and products in which we are currently involved and are not concentrated to one specific product or product line.

      We do not provide forward-looking estimates of costs and time to complete any of our individual ongoing research and development projects because none of such projects are material to our company on an individual basis. In addition, any such estimates would be subject to a number of risks and uncertainties, including our ability to predict the outcome of complex research, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts and our ability to recruit and retain personnel with the necessary knowledge and skills to perform the required research activities.

Results of Operations

Twelve months ended December 31, 2005 compared to twelve months ended December 31, 2004

Total Revenue

      Revenue increased $45.5 million or 53.6% in 2005 compared to 2004. We attribute this increase primarily to recording $34.1 million we received as a lump-sum payment from a third party to fully satisfy monies due for certain patent interests as well as recording a full year of Hycor’s diagnostics revenue of $23.3 million during 2005 as compared to only recording seven months of diagnostics sales of $13.4 million during 2004. Excluding the effect from the non-recurring settlement and the increase due to a full twelve months of revenue from Hycor, sales increased 2.6% over the comparable 2004 period. Also contributing to the growth were increased sales in QPCR and Mutagenesis product sales of $4.1 million offset by declines in older technology products of $3.1 million. The strengthening foreign exchange value of the dollar also affected sales in 2005 resulting in a negative foreign exchange impact to foreign sales of $0.2 million for a 0.2% decrease to total worldwide revenue when compared to 2004. We expect that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.

      The lump sum payment we received was made pursuant to a settlement agreement by which the parties settled certain patent related matters. The technology owned by certain patent owners, including us, relates to a collaboration between Abbott and Cambridge Antibody Technology for the development of Humira® for the treatment of rheumatoid arthritis. The first commercial sales of this product occurred in 2003. We agreed to a lump sum payment to satisfy in full their interest with respect to the Humira® collaboration. We also have the right to realize approximately $0.8 million during the years 2006 to 2010 if commercial sales of Humira® are continuing.

      In addition to the settlement of the obligations related to Humira®, the parties agreed to a decreased royalty rate on Abbott’s other fully human antibody that neutralizes human IL-12, which was also developed in collaboration with Cambridge Antibody Technology. This antibody is referenced as ABT-874 by Abbott and is in Phase II drug trials. We cannot predict the likelihood or amount of income that we may realize as a result of commercialization of this product in the future.

Gross Profit

      Gross profit increased $29.6 million, or 53.4%, due to recording the net effect of the $34.1 million royalty related to the Cambridge Antibody Technology settlement offset by a $10.7 million CAT royalty obligation due to an unrelated third party, as well as recording a full year of Hycor’s results of operations for the twelve months ended December 31, 2005 as compared to recording seven months of Hycor’s results of operations for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2005, we also recorded less royalty expense on product sales due to the expiration of certain patents held by a third party. As a percentage of sales, gross profit remained relatively constant at 65.3% for the twelve months ended December 31, 2005 as compared to 65.4% for the twelve months ended December 31, 2004.

Research and Development

      Research and development expenses increased $1.7 million or 15.7% for the twelve months ended 2005 as compared to the twelve months ended December 31, 2004. This increase is due to including a full year of Hycor’s diagnostic research and development expenses for the twelve months ended December 31, 2005 as compared to including seven months of Hycor’s expense for the twelve months ended December 31, 2004. The increased spending was also a result of increased research and development activities in molecular diagnostics and software solutions. As a percentage of total revenue, research and development expenses decreased from 12.7% in 2004 to 9.6% in 2005 as a result of recognizing higher revenue during the twelve months ended

December 31, 2005 as compared to the twelve months ended December 31, 2004. We intend to spend between 12% and 14% of total revenues on research and development for at least the next few years in an effort to accelerate new product introductions.

Selling and Marketing

      Selling and marketing expenses increased $3.1 million or 17.0% for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004. The increase in spending was partially due to including twelve months of Hycor’s selling and marketing expenses in 2005 as compared to including seven months of Hycor’s selling and marketing expense in 2004 resulting in $1.3 million of the increase. During the twelve months ended December 31, 2005, we also incurred increased selling and marketing expense of $1.8 million related to our Japanese operations, increased personnel costs and increased marketing communications expenses. As a percentage of total revenue, selling and marketing expenses decreased from 21.4% in 2004 to 16.3% in 2005 due to recording higher revenue for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004.

General and Administrative

      General and administrative expenses increased by $3.2 million or 19.9% for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004. Legal expenses increased by approximately $5.1 million for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004 as a result of two patent litigation matters in which we were a defendant. We also incurred increased general and administrative expense due to including Hycor’s results for the full twelve months ended December 31, 2005 as compared to including only seven months of Hycor’s results for the twelve months ended December 31, 2004 resulting in $0.8 million of the increase. This increased spending was partially offset by $2.4 million in expense related to bonuses paid to our CEO in connection with the Hycor merger for the twelve months ended December 31, 2004. As a percentage of total revenue, general and administrative expenses decreased from 19.3% in 2004 to 15.0% in 2005 due to the increased revenue recognized during 2005 as compared to 2005.

Litigation charge

      During the fourth quarter of 2005, we accrued $20.6 million in expense for the judgment awarded in the Third Wave Technologies vs. Stratagene patent infringement matter. This amount includes total damages of $15.9 million, attorneys’ fees and costs of $4.2 million, and pre-judgment interest of $0.5 million. In considering whether to record a loss contingency, we considered the guidance provided by FASB Statement No. 5, Accounting for Contingencies. Although we have now appealed the district court judgment to the Federal Circuit Court of Appeals, we have accrued $20.6 million, as we believe that we have met the conditions for accrual as stated in FASB Statement No. 5. Post-judgment interest at the rate of approximately 4.4% compounded annually remains in effect and unpaid unless the judgment is reversed. (See Item 3: Legal Proceedings).

Impairment of Long-Lived Assets

      Impairment of long-lived assets decreased by approximately $20,000, or 24.8%, from $82,446 for the twelve months ended December 31, 2004 to $62,033 for the twelve months ended December 31, 2005. This expense relates to writing-off the remaining unamortized balances of patents that we believe are not recoverable.

Other Income and Expenses

      Total other expense, net of income, remained relatively constant for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004. Fluctuations within other income and expense included a decrease in income for the twelve months ended December 31, 2005 due to a 2004 $1.8 million gain recorded in equity in earnings of a joint venture, which was not repeated in 2005.

Additionally, the twelve months ended December 31, 2005 recorded $1.4 million less in interest expense due to less outstanding debt as compared to the twelve months ended December 31, 2004. The twelve months ended December 31, 2005 also recognized $0.4 million more in income for litigation settlements as compared to the twelve months ended December 31, 2004.

Income Taxes

      We recorded $3.9 million of tax expense in 2005. The effective tax rate increased from 30.5% in 2004 to 33.4% in 2005. The effective tax rate for 2005 was higher than 2004 primarily due to BCH recording a gain in equity in earnings of a joint venture of $1.8 million in fiscal 2004 related to the sale of certain assets of the joint venture, in which BCH had a minority interest. Prior to the BCH asset acquisition date, Stratagene and BCH presented their financial statements on a combined basis as a result of being under common control and because certain Stratagene shareholders held substantially all the BCH membership units. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members of BCH. As a result, the operations of BCH did not reflect a provision for income taxes prior to the acquisition date. The income taxes attributable to the $1.8 million gain are the responsibility of the members of BCH and accordingly, the consolidated financial statements do not include a provision for income taxes on this gain. On February 9, 2006, we dissolved BCH.

      For the twelve months ended December 31, 2005, we reversed approximately $320,000 of tax reserves due to the completion of an IRS review of our 2001 and 2002 federal tax returns. As a result, all reserves pertaining to these tax years were no longer necessary.

      We recognize state research and development and other credits when we generate them. We recognize excess credits for mature operating entities and we will use these excess credits to offset future taxable income, as we believe it is more likely than not that we will utilize the credits.

Twelve months ended December 31, 2004 compared to twelve months ended December 31, 2003

     Total Revenue

      Revenue increased $15.1 million or 21.7% in 2004 compared to 2003. We attribute this increase primarily to recording seven months of Hycor’s diagnostics revenue of $13.4 million as a result of the merger on June 2, 2004. Also contributing to the growth were increased sales in QPCR, Mutagenesis and Bioinformatics product sales of $8.9 million offset by declines in older technology products of $7.0 million. The weakening dollar affected sales in 2004 resulting in a positive foreign exchange impact to foreign sales of $1.7 million, or 10%, and a 2.5% increase to total worldwide revenue when compared to 2003.

Gross Margin

      Gross margin decreased 1.4% from 66.8% in 2003 to 65.4% in 2004 primarily due to the blending of the lower margin diagnostic products as a result of the merger with Hycor.

Research and Development

      Research and development expenses increased $0.3 million or 2.9% in 2004 compared to 2003. This increase was due to incurring seven months of Clinical Diagnostics research and development expenses of $0.9 million as a result of the merger with Hycor, offset by decreased Research Supplies research and development expense of $0.6 million due to transitioning the Mx3000 effort from research and development to manufacturing in the third quarter of 2003 as well as canceling certain research and development efforts. As a percentage of total revenue, research and development expenses decreased from 15.0% in 2003 to 12.7% in 2004 as a result of recognizing seven months of Diagnostics revenue of $13.4 million in 2004 as a result of the Hycor merger.

Selling and Marketing

      Selling and marketing expenses increased $3.0 million or 20.1% in 2004 compared to 2003. As a percentage of total revenue, selling and marketing expenses decreased slightly from 21.7% in 2003 to 21.4% in 2004. The increase in selling and marketing expenses was partially a result of incurring $2.0 million of Hycor selling and marketing expenses during the seven month period since the merger. Also contributing to the increase was our continued build up of our Japanese operations as well as an unfavorable foreign exchange impact of approximately $0.3 million. Additionally, as a result of the merger with Hycor, we recorded amortizable intangible assets related to trade names and customer contracts. We are amortizing these intangible assets to selling and marketing expenses over various periods ranging from one to five years beginning in June of 2004. The related amortization expense included in selling and marketing was approximately $0.2 million for the year ended December 31, 2004. Also included is approximately $53,000 of non-cash stock compensation charges related to the amortization of unvested stock options assumed in the Hycor merger. See Note 3 to our consolidated financial statements for the year ended December 31, 2004.

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

Impairment of Long-Lived Assets

      Impairment of long-lived assets decreased by $49,000 or 37.2% from $131,250 for the twelve months ended December 31, 2003 to $82,446 for the twelve months ended December 31, 2004. This expense relates to writing-off the remaining unamortized balances of patents that we believe are not recoverable.

Other Income and Expense

      Total other income, net of expense, increased by $5.3 million or 112.0% in 2004 compared to 2003. As a result of the BCH asset acquisition, we have a 49% minority interest in a limited partnership, which we refer to as the LP, that operates a research lab. On June 1, 2004, prior to our acquisition of the BCH assets, the LP sold the assets related to its clinical diagnostics business to a third party for approximately $4.5 million. The consolidated financial statements for the year ended December 31, 2004 reflect a $1.8 million gain in equity in earnings of joint venture for our share of the realized gain on the sale of these assets. In addition, we recorded $0.2 million fewer losses from our minority interest in the LP as a result of the LP’s normal operations when compared to the same period in 2003.

      On December 23, 2004, the LP redeemed our rights and interests. In return, we received cash consideration of approximately $1.0 million and recorded a non-operating loss of approximately $0.2 million for the difference between the carrying basis in the entity on December 23, 2004 and the consideration received. As a result of the redemption transaction, we have rights to additional amounts realized by the LP from future royalty streams and future clinical trial revenues. We will record these amounts as other non-operating income in future periods when we know the amounts and we are assured of collection.

      Also contributing to the net increase of other income was a reduction in interest expense of $1.9 million in 2004 compared to 2003 resulting from the repayment of long-term debt obligations as well as the refinancing of our debt obligations in the first quarter of 2004, which reduced the weighted average interest rate on outstanding borrowings. In addition, we converted $9.0 million of convertible subordinated notes into shares of Stratagene common stock in connection with the closing of the Hycor merger.

      The net increase in other income was also attributable to a gain of $0.7 million as a result of payments in 2004 from a litigation settlement in 2002, as well as a decrease in foreign currency transaction losses of $0.9 million as a result of the our hedging activities.

Income Taxes

      We recorded $3.3 million of tax expense in 2004. The effective tax rate decreased from 36.7% in 2003 to 30.5% in 2004. The change in the effective tax rate was primarily a result of BCH recording a gain in equity in earnings of a joint venture of $1.8 million related to the sale of certain assets of the joint venture, in which BCH had a minority interest. Prior to the BCH asset acquisition date, Stratagene and BCH presented their financial statements on a combined basis as a result of being under common control and because certain Stratagene shareholders held substantially all the BCH membership units. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members of BCH. As a result, the operations of BCH did not reflect a provision for income taxes prior to the acquisition date. The BCH members are responsible for the income taxes attributable to the $1.8 million gain and accordingly, the consolidated financial statements do not include a provision for income taxes on this gain. Non-deductible foreign entity losses, for which the company has established valuation allowances due to the uncertainty of recovery of these foreign net operating losses, offset the change in the effective tax rate. On February 9, 2006, we dissolved BCH.

      We recognize state research and development and other credits when we generated them. We recognize excess credits for mature operating entities and we will use these excess credits to offset future taxable income, as we believe it is more likely than not that we will utilize the credits.

Liquidity and Capital Resources

      Our liquidity requirements have historically consisted of research and development expenses, selling and marketing expenses, debt service, capital expenditures, working capital and general corporate purposes. These expenses have been funded primarily through cash from operations, supplemented with borrowings under credit facilities and other debt instruments.

      For the twelve months ended December 31, 2005 and 2004, we generated net cash from operating activities of $36.8 million and $10.9 million, respectively. We used net cash for investing activities of $2.4 million for the twelve months ended December 31, 2005 and generated net cash from investing activities of $4.1 million for the twelve months ended December 31, 2004. Cash acquired related to the merger with Hycor, net of acquisition costs of $1.8 million, totaled $4.5 million for the twelve months ended December 31, 2004. Cash distributions from a joint venture resulting from the sale of certain assets of the joint venture and the sale of our minority interest in the joint venture totaled $2.0 million for the year ended December 31, 2004. Capital expenditures and additions to patents for the twelve months ended December 31, 2005 totaled $1.5 million and $1.5 million, respectively, as compared to $1.8 million and $1.3 million, respectively, for the twelve months ended December 31, 2004.

      We generated net cash of $1.3 million and used $12.6 million in net cash for financing activities for the twelve months ended December 31, 2005 and 2004, respectively, which included the repayment of $5.7 million and $30.2 million in debt offset by borrowings under our credit facilities of $5.5 million and $18.0 million, respectively.

      Based on our review of our accounts receivables, an allowance for doubtful accounts is accrued, however, we do not write off individual accounts receivable until we have exhausted substantially all avenues of legal recourse to collect the outstanding amount. The actual write-off for the years ended December 31, 2005 and 2004 was minimal and the allowance decreased by approximately $0.2 million and $0.3 million, respectively. This decrease in expected uncollectible accounts was due in part to continued collection efforts. No significant change to future liquidity is anticipated.

      Accounts receivable used cash of $1.0 million for the twelve months ended December 31, 2005 primarily due to the timing of sales within the fourth quarter of 2005 as compared to the fourth quarter of 2004.

Collection efforts with respect to accounts receivable provided cash of $0.9 million for the twelve months ended December 31, 2004.

      Inventory used cash of $1.3 million for the twelve months ended December 31, 2005 due to increased investment in instrumentation products, new product introductions, and increased needs from the our Japanese distribution center.

      Prepaids and other current assets used cash of $0.5 million for the twelve months ended December 31, 2005 due to costs associated with our catalog as well as accruals for certain foreign receivables such as value added tax. Prepaids and other current assets provided cash of $1.5 million for the year ended December 31, 2004 due to allocating merger related expenses to goodwill and additional paid-in capital in connection with the Hycor merger.

      Accounts payable provided cash of $1.5 million for the twelve months ended December 31, 2005 primarily due to higher legal fees related to current patent litigation as compared to the prior year. Accounts payable used cash of $1.4 million for the twelve months ended December 31, 2004 primarily due to the payment of legal invoices related to patent litigation.

      Accrued expenses and other liabilities effected our reconciliation of net income to net cash provided by operating activities by $33.1 million due primarily to the fourth quarter accrual of $20.6 million related to the Third Wave Technology vs. Stratagene judgment, the change of $12.4 million in accrued royalties and approximately $0.4 million of accrued compensation. Accrued expenses and other liabilities effected our reconciliation of net income to net cash provided by operating activities by $0.5 million for the twelve months ended December 31, 2004.

      Capital expenditures for property and equipment during the twelve months ended December 31, 2005 and 2004 were approximately $1.5 million and $1.8 million, respectively. We currently anticipate capital spending on property and equipment to be in the range of $2.0 million to $2.5 million in fiscal 2006.

      We had cash, cash equivalents, restricted cash and marketable securities totaling $40.7 million and $5.7 million at December 31, 2005 and 2004, respectively, and working capital of $18.9 million and $17.9 million at December 31, 2005 and 2004, respectively.

      As of December 31, 2005, BioCrest Manufacturing, L.P., our consolidated subsidiary, had approximately $4.0 million in total debt, which relates to industrial revenue bonds.

      The obligations of BioCrest Manufacturing, L.P. under the reducing revolving line of credit have been guaranteed by us and each of our wholly owned domestic subsidiaries. The obligation is also generally secured by substantially all of our personal property assets and each of our wholly owned domestic subsidiaries, as well as liens on the real property and improvements related to our Texas manufacturing facility. The reducing revolving line of credit is also secured by a pledge of our interest in Iobion Informatics, LLC.

      Borrowings under the reducing revolving line of credit bear interest at a variable rate equal to the one-month LIBOR rate plus 2.55%, and the reducing revolving line of credit under the original credit facility agreement matures in January 2007. In January 2006, we entered into an amendment to the credit agreement, which provided for the extension of the reducing revolving line of credit to July 2008. The reducing revolving line of credit includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The reducing revolving line of credit also contains restrictive covenants requiring us to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. As of December 31, 2005, we had $5.5 million in outstanding borrowings under this line of credit, which was paid off on January 3, 2006. As of December 31, 2005, we would not have been in compliance with our fixed charge coverage ratio as a result of an increase in our estimated income tax payments related to receiving approximately $23.4 million before taxes for royalties related to a settlement with Cambridge Antibody Technology. However, we completed an amendment to the credit agreement in January 2006, which cured the potential violation. We were in compliance with all other covenants at December 31, 2005.

      The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 2.57% and 1.44% for the years ended December 31, 2005 and 2004, respectively. Under the instrument governing the industrial revenue bonds, we were required to make sinking fund payments of $870,000 per year through April 2004 and $735,000 in April 2005. Thereafter, we are required to make sinking fund payments of $240,000 per year through April 2021, and then $175,000 in April 2022 when the bonds mature.

      On January 24, 2006 and in relation to the jury verdict of trebled damages of $15.9 million plus reimbursement of attorney’s fees and costs of $4.2 million and pre-judgment interest of $0.5 million in the Third Wave litigation, the total of which is $20.6 million with post-judgment interest accruing at an annual percentage rate of approximately 4.4%, we posted a $21.0 million surety bond in order to permit us to appeal such decision without being subject to collection activities by Third Wave. The cost of such surety bond was $84,000, and the bond is secured by a $21.0 million of cash, which is being held in an interest bearing restricted account. If we are ultimately required to pay out all or a portion of the $20.6 million upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact our cash position. We currently have the ability to pay such damage award with our existing cash resources.

      During the fourth quarter of 2005, our cash position was positively impacted by receiving approximately $34.1 million before taxes for royalties related to the Cambridge Antibody Technology settlement. We used a portion of these funds to pay a special one-time cash dividend of $0.25 per common share payable on January 6, 2006 to stockholders of record as of December 16, 2005, which amounted to approximately $5.6 million. We received a consent from the lender under our reducing revolving credit facility with respect to the declaration and payment of this dividend.

      We expect that our current cash and cash equivalents, short-term investments, funds from operations and interest income earned thereon will be sufficient to fund our current operations for at least 12 months and the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

Contractual Obligations

      We lease certain facilities and equipment under noncancelable operating leases, with facility leases for our headquarters in La Jolla and our offices in Garden Grove, California, Canada, the Netherlands, Germany, Scotland and Japan expiring on various dates between September 30, 2005 and September 30, 2008 and equipment leases expiring in September 2005.

      We have entered into employment agreements with certain of our officers with salary ranges from $210,000 to $450,000. Such agreements are typically short in duration but are subject to successive automatic one year renewals unless one party gives proper notice of its intention not to renew the employment agreement. These agreements generally provide for severance benefits if we terminate the officer other than for cause, as defined in the employment agreements. See Note 3 to the financial statements for a summary of Dr. Sorge’s new employment agreement entered into in 2004.

      As discussed in “Corporate Collaborations” we have entered into several license or collaboration agreements. The Strand Life Sciences (“Strand”) agreement requires us to make aggregate milestone payments of $0.9 million to Strand upon our acceptance of certain deliverables. In addition, these agreements require us to make $1.5 million in minimum annual payments to Strand in the first twelve months after our first commercial sale or 60 days after our final acceptance of the product. The minimum annual payments may be offset by $0.5 million of the milestone payments in the first twelve months. These agreements also required us to make $1.7 million in minimum annual payments to Strand in the second twelve months. The contractual obligations table below reflects these obligations.

      In addition, in the normal course of operations, we enter into purchase commitments with vendors and suppliers of key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods of less than one year and are settled by cash payments upon delivery of goods and services. At December 31, 2005, aggregate purchase commitments related to various key raw materials and other goods and services was approximately $3.0 million.

      The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2005:

	Payment Due by Period

		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$4,502,174	$1,969,071	$2,533,103	—	—

Principal on long-term debt	9,515,000	5,740,000	720,000	$480,000	$2,575,000

Collaborative agreements	3,200,000	1,500,000	1,700,000	—	—

Employment agreements	794,382	597,507	196,875	—	—

Other purchase commitments	3,056,000	3,056,000	—	—	—

Total contractual obligations	$21,067,556	$12,862,578	$5,149,978	$480,000	$2,575,000

      Assuming that long-term debt principal payments are made according to their respective payment schedules, the future aggregate interest expense on long-term debt would be approximately $1.2 million.

Off-Balance Sheet Arrangements

      At December 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Commitments and Contingencies

      In connection with the closing of the Hycor merger in June 2004, we entered into a new employment agreement with our CEO, pursuant to which, among other things, we reduced the CEO’s base annual salary from $1.1 million to $450,000, and granted our CEO an option to purchase 738,960 shares of Stratagene common stock at an exercise price of $9.34 per share. The agreement provides for the compensation committee of the board of directors to review the CEO’s base salary on at least an annual basis, and the committee may also increase the CEO’s base salary from time to time in its discretion. Pursuant to the employment agreement, the CEO is entitled to participate in our bonus program on a basis at least comparable to other senior executives. The CEO may also receive bonuses at the discretion of the board of directors upon the compensation committee’s recommendation. The new employment agreement has an initial term of three years and is subject to successive one year renewals unless either party provides a notice of non-renewal at least 30 days prior to the termination of the then current term.

New Accounting Pronouncements

      Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2005, which note is incorporated herein by this reference and is included as part of “Item 8. Financial Statements and Supplementary Data,” to this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Our financial instruments include cash and cash equivalents, investments and long-term debt. At December 31, 2005, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

Foreign Currency Translation/ Transaction

      We measure the accounts of our foreign subsidiaries and affiliates using the local currency as the functional currency. For these operations, we translate assets and liabilities accounts into U.S. dollars at period-end exchange rates, and we translate income and expense accounts at average monthly exchange rates. We exclude net translation gains or losses from net income and reflect them in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

      Our international sales expose us to foreign currency risk in the ordinary course of our business. Our foreign subsidiaries generated approximately 22%, 27% and 26% of our revenue for 2005, 2004 and 2003, respectively. The foreign subsidiaries sell products in various local currencies that they collect at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. We include realized gains and losses from foreign currency transactions in operations as incurred.

      For financial reporting purposes, we translate the foreign subsidiaries’ income statements from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in our consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the year ended December 31, 2005, the net impact to our reported sales from the effect of exchange rate fluctuations was a decrease of approximately $0.2 million, when compared to the exchange rates for the year ended December 31, 2004.

Derivative Financial Instruments

      As part of distributing our products, we regularly enter into intercompany transactions with our foreign subsidiaries. Our currency exposures vary, but are primarily concentrated in the Euro, British Pound, Swiss Franc and Japanese Yen. In the past, we periodically entered into derivative instruments to mitigate foreign currency risk on our European revenues, however, such derivative instruments did not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized both unrealized and realized gains or losses resulting from changes in fair value as incurred in gain (loss) on foreign currency transactions in the current period income statement.

      In 2005 and at present, we do not enter into foreign currency hedging arrangements. We settled all futures contracts entered into for fiscal year 2004 by December 31, 2004.

Fair Value of Financial Instruments

      We consider the carrying amounts of cash, marketable securities, restricted cash, foreign currency exchange contracts, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, and lines of credit to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the long-term debt is a reasonable estimate of fair value, as the loans have terms based on market rates.

Interest Rates

      We generally invest our cash and cash equivalents in money market accounts and short-term debt instruments of highly rated credit issuers. We limit the amount of credit exposure to any one issuer and seek to improve the safety and likelihood of preserving our invested funds by limiting default risk and market risk. Based on our short-term investment portfolio at December 31, 2005, we believe that a 10% rise or fall in interest rates would have had no material impact on our financial statements.

      The following table shows the average interest rate for the year ended December 31, 2005 for each of our long-term debt obligations:

Average Interest Rate for
the Year Ended
Long-Term Debt Obligations	December 31, 2005

Reducing revolving line of credit	5.94%

Industrial revenue bonds	2.57%

      Our interest income on marketable securities depends on the interest rate attributable primarily to the debt securities that we purchase. We have categorized these securities as available for sale and, as a result, we stated them at fair value. Marketable debt securities are available for current operations and we classify them in the consolidated balance sheet as current assets. We include unrealized holding gains and losses as a component of accumulated other comprehensive income (loss), net of tax, until realized.

Item 8.	Financial Statements and Supplementary Data

      The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stratagene Corporation

      We have audited the accompanying consolidated balance sheet of Stratagene Corporation and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann, P.C.

San Diego, California

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stratagene Corporation:

      We have audited the accompanying consolidated balance sheet of Stratagene Corporation and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule for 2004 and 2003 listed in the Index at Item 15(c). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stratagene Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE, LLP

San Diego, California

March 30, 2005

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS

Current assets:

Cash and cash equivalents	$40,508,365	$4,890,458

Marketable debt securities	—	197,125

Cash — restricted related to bond indenture	192,388	582,995

Accounts receivable, less allowance for doubtful accounts and sales returns of $580,182 and $766,772 at December 31, 2005 and 2004, respectively	11,530,214	11,059,464

Income taxes receivable	1,520,466	269,861

Inventories	13,249,815	12,986,910

Deferred income tax assets	10,003,948	2,002,013

Prepaid expenses and other current assets	2,134,828	1,713,729

Total current assets	79,140,024	33,702,555

Property and equipment, net	11,266,939	12,111,957

Other assets	395,453	541,091

Deferred income tax assets	—	217,102

Goodwill	27,234,214	27,234,214

Intangible assets	6,645,137	6,524,781

Total assets	$124,681,767	$80,331,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,373,865	$4,129,171

Dividend payable	5,571,321	—

Accrued expenses and other liabilities	42,776,252	9,877,253

Current portion of long-term debt	5,740,000	735,000

Deferred revenue, current	736,142	1,062,288

Total current liabilities	60,197,580	15,803,712

Deferred revenue	315,634	395,881

Long-term debt, less current portion	3,775,000	8,971,923

Deferred income tax liabilities	1,621,040	—

Other liabilities	282,287	—

Total liabilities	66,191,541	25,171,516

Commitments and contingencies (Note 11)

Stockholders’ equity:

Preferred stock, $.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—

Common stock, $.0001 par value; 50,000,000 shares authorized; 22,319,250 and 22,029,430 shares issued and outstanding at December 31, 2005 and 2004, respectively	2,232	2,203

Additional paid-in capital	54,398,471	52,880,192

Unearned stock-based compensation	(48,294)	(420,677)

Retained earnings	5,731,260	3,514,811

Accumulated other comprehensive loss	(1,593,443)	(816,345)

Total stockholders’ equity	58,490,226	55,160,184

Total liabilities and stockholders’ equity	$124,681,767	$80,331,700

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

Revenue:

Product sales	$94,878,594	$84,032,817	$69,316,623

Royalty revenue	35,406,711	779,786	386,027

Total revenue	130,285,305	84,812,603	69,702,650

Costs and expenses:

Cost of revenues	45,157,925	29,324,218	23,145,014

Research and development	12,444,663	10,754,317	10,454,583

Selling and marketing	21,267,210	18,180,822	15,144,353

General and administrative	19,579,800	16,335,605	10,997,516

Litigation charge	20,600,352	—	—

Impairment of long-lived assets	62,033	82,446	131,250

Total costs and expenses	119,111,983	74,677,408	59,872,716

Income from operations	11,173,322	10,135,195	9,829,934

Other income and expenses:

Loss on foreign currency transactions	(427,041)	(225,586)	(1,151,145)

Equity in income (loss) of joint venture	—	1,787,902	(246,118)

Other income (loss), net	926,899	495,237	(9,874)

Interest expense	(279,190)	(1,641,358)	(3,526,235)

Interest income	291,780	147,041	240,820

Total other income (expense)	512,448	563,236	(4,692,552)

Income before income taxes	11,685,770	10,698,431	5,137,382

Income tax expense	(3,898,000)	(3,260,000)	(1,885,244)

Net income	$7,787,770	$7,438,431	$3,252,138

Earnings per share:

Basic	$0.35	$0.39	$0.21

Diluted	$0.35	$0.39	$0.21

Weighted average shares:

Basic	22,112,892	19,307,564	15,632,668

Diluted	22,259,057	19,313,364	15,632,668

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Additional	Unearned	(Accumulated)
			Paid-in	Stock-Based	Deficit) Retained
	Shares	Amount	Capital	Compensation	Earnings

Balance as of January 1, 2003	15,632,668	1,563	1,748,609	—	(6,154,771)

Compensation expense from remeasurement of stock options	—	—	72,593	—	—

Notes receivable from stockholders of Stratagene	—	—	—	—	—

Distributions paid to BCH members	—	—	—	—	(544,707)

Net income	—	—	—	—	3,252,138

Foreign currency translation	—	—	—	—	—

Comprehensive income	—	—	—	—	—

Balance as of December 31, 2003	15,632,668	1,563	1,821,202	—	(3,447,340)

Retirement of treasury stock	—	—	(25,344)	—	—

Fair value of common shares issued resulting from Hycor merger, plus value attributed to Hycor options assumed, less registration costs of $105,234	5,015,453	502	43,867,108	—	—

Intrinsic value assigned to unvested options acquired in the Hycor merger	—	—	—	(781,622)	—

Amortization of unvested options acquired in the Hycor merger	—	—	(28,619)	360,945	—

Common stock issued from conversion of subordinated debt	1,753,604	175	9,179,825	—	—

Common stock issued to an officer	41,250	4	(4)	—	—

Common stock issued for employee stock purchase plan	25,856	2	157,020	—	—

Common stock issued upon exercise of stock options	127,382	14	176,283	—	—

Tax benefit received from the exercise of stock options	—	—	89,009	—	—

Redemption of common stock for outstanding notes receivable from officers	(524,160)	(53)	(3,404,874)	—	—

Redemption of common stock for outstanding notes receivable from affiliates	(42,623)	(4)	(276,874)	—	—

Compensation expense from remeasurement of stock options	—	—	101,172	—	—

Compensation expense for non-employee stock options	—	—	357,171	—	—

Interest accretion on notes receivable from stockholders of Stratagene	—	—	—	—	—

Payment in full of notes receivable from stockholders of Stratagene	—	—	—	—	—

Distributions paid to BCH members	—	—	—	—	(476,280)

Deferred tax asset applicable to asset acquisition of BCH	—	—	874,495	—	—

Redemption of interests from BCH members	—	—	(7,378)	—	—

Net income	—	—	—	—	7,438,431

Foreign currency translation	—	—	—	—	—

Unrealized gain on securities	—	—	—	—	—

Comprehensive income	—	—	—	—	—

Balance as of December 31, 2004	22,029,430	$2,203	$52,880,192	$(420,677)	$3,514,811

Adjustment to deferred tax asset applicable to asset acquisition of BCH	—	—	(514,403)	—	—

Amortization of unvested options acquired in the Hycor merger	—	—	—	303,030	—

Adjustment to stock-based compensation for terminated employees	—	—	(69,353)	69,353	—

Common stock issued for employee stock purchase plan	51,609	5	374,902	—	—

Common stock issued upon exercise of stock options	238,211	24	1,124,783	—	—

Tax benefit received from the exercise of stock options	—	—	415,294	—	—

Compensation expense for non-employee stock options	—	—	187,056	—	—

Dividend payable to stockholders	—	—	—	—	(5,571,321)

Net income	—	—	—	—	7,787,770

Foreign currency translation	—	—	—	—	—

Unrealized gain on securities	—	—	—	—	—

Comprehensive income	—	—	—	—	—

Balance as of December 31, 2005	22,319,250	$2,232	$54,398,471	$(48,294)	$5,731,260

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME — (Continued)

		Accumulated
	Notes	Other
	Receivable	Comprehensive	Treasury Stock		Total
	from	Income			Stockholders’
	Stockholders	(Loss)	Shares	Amount	Equity (Deficit)

Balance as of January 1, 2003	(3,176,795)	(641,717)	7,040	(25,344)	(8,248,455)

Compensation expense from remeasurement of stock options	—	—	—	—	72,593

Notes receivable from stockholders of Stratagene	(179,514)	—	—	—	(179,514)

Distributions paid to BCH members	—	—	—	—	(544,707)

Net income	—	—	—	—	3,252,138

Foreign currency translation	—	(298,797)	—	—	(298,797)

Comprehensive income	—	—	—	—	2,953,341

Balance as of December 31, 2003	(3,356,309)	(940,514)	7,040	(25,344)	(5,946,742)

Retirement of treasury stock	—	—	(7,040)	25,344	—

Fair value of common shares issued resulting from Hycor merger, plus value attributed to Hycor options assumed, less registration costs of $105,234	—	—	—	—	43,867,610

Intrinsic value assigned to unvested options acquired in the Hycor merger	—	—	—	—	(781,622)

Amortization of unvested options acquired in the Hycor merger	—	—	—	—	332,326

Common stock issued from conversion of subordinated debt	—	—	—	—	9,180,000

Common stock issued to an officer	—	—	—	—	—

Common stock issued for employee stock purchase plan	—	—	—	—	157,022

Common stock issued upon exercise of stock options	—	—	—	—	176,297

Tax benefit received from the exercise of stock options	—	—	—	—	89,009

Redemption of common stock for outstanding notes receivable from officers	3,289,181	—	—	—	(115,746)

Redemption of common stock for outstanding notes receivable from affiliates	—	—	—	—	(276,878)

Compensation expense from remeasurement of stock options	—	—	—	—	101,172

Compensation expense for non-employee stock options	—	—	—	—	357,171

Interest accretion on notes receivable from stockholders of Stratagene	(83,132)	—	—	—	(83,132)

Payment in full of notes receivable from stockholders of Stratagene	150,260	—	—	—	150,260

Distributions paid to BCH members	—	—	—	—	(476,280)

Deferred tax asset applicable to asset acquisition of BCH	—	—	—	—	874,495

Redemption of interests from BCH members	—	—	—	—	(7,378)

Net income	—	—	—	—	7,438,431

Foreign currency translation	—	124,019	—	—	124,019

Unrealized gain on securities	—	150	—	—	150

Comprehensive income	—	—	—	—	7,562,600

Balance as of December 31, 2004	$—	$(816,345)	—	$—	$55,160,184

Adjustment to deferred tax asset applicable to asset acquisition of BCH	—	—	—	—	(514,403)

Amortization of unvested options acquired in the Hycor merger	—	—	—	—	303,030

Adjustment to stock-based compensation for terminated employees	—	—	—	—	—

Common stock issued for employee stock purchase plan	—	—	—	—	374,907

Common stock issued upon exercise of stock options	—	—	—	—	1,124,807

Tax benefit received from the exercise of stock options	—	—	—	—	415,294

Compensation expense for non-employee stock options	—	—	—	—	187,056

Dividend payable to stockholders	—	—	—	—	(5,571,321)

Net income	—	—	—	—	7,787,770

Foreign currency translation	—	(776,948)	—	—	(776,948)

Unrealized gain on securities	—	(150)	—	—	(150)

Comprehensive income	—	—	—	—	7,010,672

Balance as of December 31, 2005	$—	$(1,593,443)	—	$—	$58,490,226

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:

Net income	$7,787,770	$7,438,431	$3,252,138

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,576,305	3,240,721	2,715,611

Stock-based compensation	453,533	903,236	72,593

Equity in (income) loss of joint venture	—	(1,787,902)	246,118

Impairment of long-lived assets	62,033	82,446	131,250

Bad debt expense	53,357	(295,809)	323,116

Excess and obsolete inventory expense	746,324	(395,462)	721,442

Loss on redemption of partnership interest	—	242,959	—

Loss on disposal of assets	10,053	13,979	19,037

Interest accrued on notes receivable from stockholders	—	(83,134)	(179,514)

Accretion of interest on long-term debt	—	740,842	3,236,143

Deferred income taxes	(6,169,860)	476,646	548,473

Changes in assets and liabilities (net of impact of merger with Hycor):

Foreign currency exchange contracts	—	205,110	28,299

Accounts receivable	(1,033,139)	937,805	(1,925,063)

Inventories	(1,335,844)	8,852	(1,681,098)

Prepaid expenses and other current assets	(508,478)	1,464,657	(1,275,047)

Due from related party	—	96,642	(108,418)

Due to related party	—	451,630	—

Income taxes receivable	(1,250,605)	(4,680)	(93,804)

Other assets	137,181	195,929	(14,508)

Accounts payable	1,514,647	(1,392,321)	939,904

Accrued expenses and other liabilities	33,091,382	442,296	1,438,277

Deferred revenue	(352,824)	(73,926)	(193,020)

Deferred compensation to employees	—	(268,200)	(1,062,980)

Other liabilities	282,287	—	—

Income taxes payable	(240,745)	(1,727,563)	554,429

Net cash provided by operating activities	36,823,377	10,913,184	7,693,378

Cash flows from investing activities:

Purchases of property and equipment	(1,544,746)	(1,796,755)	(1,319,768)

Additions to intangible assets	(1,479,724)	(1,309,391)	(1,047,814)

Cash acquired in merger, net of acquisition costs	—	4,520,153	—

Proceeds from maturities of marketable debt securities	195,000	699,847	—

Proceeds from sales of property and equipment	21,592	—	—

Redemption of BCH member interests	—	(7,378)	—

Changes in restricted cash	390,607	(28,878)	19,117

Cash distributions from joint venture	—	2,012,052	—

Net cash provided by (used in) investing activities	(2,417,271)	4,089,650	(2,348,465)

Cash flows from financing activities:

Principal payments on long-term debt	(735,000)	(23,203,760)	(4,071,616)

Issuance of long-term debt	—	6,000,000	748,342

Borrowings under line of credit	5,546,620	11,977,647	900,000

Payments under line of credit	(5,003,544)	(7,040,724)	(900,000)

Distributions to BCH members	—	(476,280)	(544,707)

Proceeds from issuance of common stock	1,499,715	176,283	—

Net cash provided by (used in) financing activities	1,307,791	(12,566,834)	(3,867,981)

Effects of foreign currency exchange rates on cash	(95,990)	450,696	(681,062)

Net increase in cash and cash equivalents	35,617,907	2,886,696	795,870

Cash and cash equivalents at beginning of period	4,890,458	2,003,762	1,207,892

Cash and cash equivalents at end of period	$40,508,365	$4,890,458	$2,003,762

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$168,473	$1,350,652	$2,106,371

Income taxes	$11,369,769	$4,067,514	$876,446

Non-cash financing and investing activities:

Shares of common stock issued in exchange for the outstanding shares of Hycor and fair value of $3,331,223 assigned to the Hycor options assumed	$—	$43,972,844	$—

Shares of common stock issued with respect to the conversion of outstanding debt	$—	$9,180,000	$—

Redemption of common stock for outstanding notes receivable from stockholders	$—	$(3,681,805)	$—

Deferred taxes recorded in connection with BCH asset purchase	$(514,403)	$874,495	$—

Dividends declared but not paid	$5,571,321	$—	$—

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1.	The Company and Its Business

      Description of Business — Stratagene Corporation (“Stratagene” or “the Company”) develops and manufactures biological products, instruments, and software designed to improve the speed and accuracy of life sciences research and clinical diagnosis. Stratagene markets its products to researchers and clinicians in clinical laboratories and academic, hospital and government institutions, as well as to scientists in pharmaceutical and biotechnology companies, in the U.S. and internationally. Scientist and clinicians use Stratagene’s products to identify genes and proteins, study how cells are regulated by genes and proteins, determine the molecular mechanisms of health and disease, search for new drug therapies, and develop diagnostic tests.

      Stratagene engages in business activity in two operating segments: Research Supplies and Clinical Diagnostics. The Company has marketed and sold its Research Supplies products for over 20 years, while the Clinical Diagnostics products are a new addition to Stratagene’s product portfolio as a result of a merger with Hycor Biomedical Inc. in June 2004. (See Note 3)

      Basis of Presentation — The financial information of the Company has been presented on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries (“Hycor”) since Hycor was acquired by the Company on June 2, 2004. The financial information also includes the results of operations of BioCrest Holdings, L.L.C. (“BCH”), whose assets were acquired by the Company on June 2, 2004. Prior to the acquisition, BCH was under common control with Stratagene, and substantially all of the BCH membership units were held by certain Stratagene shareholders. The acquisition of the BCH assets has been presented as a change in reporting entity. Accordingly, the financial statements of Stratagene and BCH are presented on a consolidated basis for all periods. (See Note 3.) On February 9, 2006, the Company dissolved BCH.

2.	Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements of Stratagene include the accounts of Stratagene Corporation and all of its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated as appropriate in the consolidation of Stratagene.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.

      Cash and cash equivalents — Stratagene considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Restricted Cash — Restricted cash totaled $192,388 and $582,995 at December 31, 2005 and 2004, respectively. Total interest earned on restricted cash was $5,014, $2,623 and $3,398 for the years ended December 31, 2005, 2004 and 2003, respectively. Restricted cash deposits relate to the sinking fund payments required under the reimbursement agreement relating to the Bastrop County bonds. The Company makes monthly deposits into the sinking fund account. Each April, the sinking fund deposits are then used to make the required annual payment. Annual payments of $870,000 were required through April 2004 and an annual payment of $735,000 was required in April 2005, reducing to $240,000 annually through April 2021 and to $175,000 in April 2022 when the bonds mature.

      Marketable Securities — Stratagene accounts for marketable securities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2004, marketable debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable debt securities are available for current operations and are

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified in the consolidated balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

      Accounts Receivable — The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company regularly monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company’s credit losses have historically been within expectations and the provisions established.

      Inventories — Inventories consist primarily of biological products and instruments and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Stratagene regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on an estimated forecast of product demand and production requirements. Stratagene’s losses from disposal of excess and obsolete inventories have historically been within expectations and the provisions established.

      Inventories include the following at December 31,

	2005	2004

Raw materials and supplies	$4,955,062	$5,710,213

Work-in-process	3,854,153	3,067,593

Finished goods	4,440,600	4,209,104

Total	$13,249,815	$12,986,910

      Research and Development Costs — Research and development costs are expensed in the period incurred.

      Property and Equipment — Property and equipment are stated at cost. Depreciation of furniture and equipment and vehicles is calculated using the straight-line method based upon an estimated useful life of three to five years. Buildings are depreciated over 25 years using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset, generally five years.

      Property and equipment are summarized as follows:

	2005	2004

Land	$607,890	$607,890

Building	8,772,090	8,749,192

Furniture and equipment	14,867,943	13,891,305

Leasehold improvements	1,247,965	821,344

Vehicles	171,717	184,702

Construction in process	19,361	333,475

	25,686,966	24,587,908

Less accumulated depreciation and amortization	(14,420,027)	(12,475,951)

Total	$11,266,939	$12,111,957

      Depreciation expense totaled approximately $2,277,000, $2,304,000, and $2,211,000 for the twelve months ended December 31, 2005, 2004, and 2003, respectively.

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangibles — Intangible assets include long-lived assets associated with the merger with Hycor in June 2004. Intangibles also include costs incurred in connection with patent applications, consisting principally of legal fees. Amortization is calculated using the straight-line method over the estimated useful lives of the patents, generally seven years. Amortization expense totaled $1,272,029, $875,967, and $359,419 for the years ended December 31, 2005, 2004 and 2003, respectively.

      Revenue Recognition — Revenue from biological products and basic instrumentation products is recognized under the provisions of SAB No. 104, Revenue Recognition, which is generally when products are shipped, title has transferred and risk of loss has passed. In accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, for instrumentation products where software is considered more than incidental to the product, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped and title has transferred. When contractual acceptance clauses exist, revenue is recognized upon satisfaction of such clauses. Contract research service revenues are earned and recognized in accordance with contract provisions. Amounts received in advance of performance or acceptance are recorded as deferred revenue.

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

      The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of December 31 for each year presented:

Type of Deferred Revenue	2005	2004

Extended warranty, installation or maintenance agreement	59%	49%

License agreements	41%	51%

Total deferred revenue	100%	100%

      Warranty — The Company warrants certain equipment against defects in workmanship or materials for a period of one year from the date of purchase. Upon shipment of equipment sold that includes a warranty, the Company establishes, as part of cost of products sold, a provision for the expected costs of such warranty.

      Accrued warranty activity for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Balance at beginning of year	$333,277	$596,788

Charged to costs and expenses	444,461	540,185

Reductions of accrued warranty	(544,439)	(803,696)

Balance at end of year	$233,299	$333,277

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income Taxes — Stratagene and its subsidiaries record income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

      Foreign Currency Translation/ Transaction — The accounts of foreign subsidiaries and affiliates of the Company are measured using the local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net translation gains or losses are excluded from net income and reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Realized gains or losses from foreign currency transactions are included in operations as incurred.

      Derivative Financial Instruments — As part of distributing its products, the Company regularly enters into intercompany transactions with its foreign subsidiaries. The Company’s currency exposures vary, but are primarily concentrated in the Euro, British Pound, Swiss Franc and Japanese Yen. In the past, the Company periodically entered into foreign currency exchange futures contracts to mitigate foreign currency risk on its European revenues. The Company managed its exposure over a maximum of twelve months. All futures contracts entered into for fiscal year 2004 were settled by year end, and the Company had no pending futures contracts outstanding as of December 31, 2005 and 2004.

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

      Fair Value of Financial Instruments — The carrying amounts of cash, restricted cash, accounts receivable, other current assets, accounts payable, other current liabilities, and line of credit are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the long-term debt is a reasonable estimate of fair value, as the loans have terms based on market rates.

      Impairment of Long-Lived Assets — The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 142, Goodwill and Intangibles, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These Statements require that long-lived assets and certain identifiable intangible assets with finite lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and non-amortizable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      Accounting for Stock-Based Compensation — The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

      Pro forma information regarding net income is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The value of Stratagene employee stock options was estimated at the dates of grant using the minimum value method of SFAS No. 123 from the inception date of the applicable stock option plan through June 2, 2004 and the fair value method for all option grants made subsequent to that date using the Black-Scholes pricing model. The fair value of the Hycor employee stock options assumed by Stratagene in the Hycor merger was estimated at the dates of grant using the Black-Scholes pricing model for all option grants. For options granted that have multiple cliff vesting periods, the Company amortizes compensation cost using the graded vesting method prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans. The following weighted average assumptions were used for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Risk free interest rate	4.0%	4.0%	3.4%

Dividend yield	0%	0%	0%

Volatility factor	45%	45%	0%

Expected life (in years)	6 years	6 years	6 years

Resulting average fair value	$3.40	$3.69	$0.00

      If the computed fair values of the stock options granted in 2005, 2004 and 2003 had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Twelve Months Ended December 31,

	2005	2004	2003

Net income as reported	$7,787,770	$7,438,431	$3,252,138

Stock-based employee compensation expense included in reported net income, net of related tax effects	—	64,751	47,346

Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(2,331,204)	(821,573)	(4,917)

Pro forma net income	$5,456,566	$6,681,609	$3,294,567

Earnings per common share:

Basic — as reported	$0.35	$0.39	$0.21

Basic — pro forma	$0.25	$0.35	$0.21

Diluted — as reported	$0.35	$0.39	$0.21

Diluted — pro forma	$0.25	$0.35	$0.21

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Because these options had exercise prices at or in excess of the fair market value of the Company’s common stock at the time they were accelerated, and were not fully achieving their original objectives of incentive compensation and employee retention, the Company believes that the acceleration had a positive effect on employee morale, retention and perception of option value. The acceleration will eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of SFAS No. 123(R), Share-Based Payment, which becomes effective for the Company’s first quarterly reporting period in 2006. At the date of acceleration of the options, management estimated that the future expense that would be eliminated beginning in 2006 as a result of the acceleration of the vesting of these options is approximately $1.6 million, or approximately $1.0 million net of tax, of which approximately $1.2 million, or $775,000 net of tax, is attributable to options held by executive officers. The option acceleration did not result in compensation expense in the first quarter of 2005 under APB No. 25 and FASB Interpretation No. 44 because these options had exercise prices at or in excess of the fair market value of the Company’s common stock at the time they were accelerated.

      Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measured. The fair value for these options is based on the Black-Scholes pricing model using the assumptions described above. The Company recognized $187,056, $357,171 and $25,235 of stock-based compensation expense for years ended December 31, 2005, 2004 and 2003, respectively. The expense was recorded in research and development expense. The total deferred charges for options granted to non-employees are re-measured quarterly as the underlying options vest and are included in additional paid-in capital in the financial statements.

      Segment Reporting — The Company currently operates in two operating segments: Research Supplies and Clinical Diagnostics.

      Recent Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin (“ARB”) No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which such costs are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that the adoption of SFAS No. 151 will not have a material impact on its financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which will be effective for the Company’s first quarterly reporting period in 2006. SFAS No. 123(R) replaces SFAS No. 123,

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The new standard requires that the compensation cost relating to share-based payments be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB No. 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company expects that it will follow the modified prospective method in the application of the new standard and that it will follow the Black-Scholes option pricing model. The effect on earnings after tax from the amortization of existing outstanding unvested options is expected to be approximately $295,000 in 2006, $157,000 in 2007, $73,000 in 2008, and $21,000 in 2009.

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

      In December 2004, the FASB staff issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the Company’s tax return, and not by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP also reminds companies that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subject to graduated tax rates and (b) assessing whether a valuation allowance is necessary as required by SFAS No. 109. The FSP was effective upon issuance. In accordance with the FSP, the Company has recorded the benefit of the tax deduction in the year in which the deduction becomes available.

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

      Reclassification — Certain reclassifications have been made to conform prior period financial information to the current presentation. Revenues for 2004 and 2003 have been broken out into product sales and royalty revenue for consistency with the current year presentation.

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations

Hycor Merger

      On June 2, 2004, Stratagene acquired all of the outstanding shares of Hycor through a merger of a wholly owned subsidiary of Stratagene and Hycor, with Hycor surviving as a wholly owned subsidiary of Stratagene. Hycor engages in researching, developing, manufacturing and marketing clinical diagnostic products throughout the United States and in many foreign countries. The primary reasons for the merger were the following:

•	the combination of Stratagene’s molecular diagnostics technology and Hycor’s Good Manufacturing Practice (“GMP”) approved facilities and U.S. Food and Drug Administration (“FDA”) experience allows the Company to enter the clinical diagnostics market;

•	potential growth from increased earnings and revenue;

•	expanded access to capital markets; and

•	diversified customer base and product lines.

      As a result of the merger, Hycor’s former shareholders received 0.6158 of a share of Stratagene common stock in exchange for each share of Hycor common stock, plus cash for fractional shares. The fair value of the consideration exchanged in the merger was calculated based upon the fair value of Hycor’s publicly-traded common shares, as their fair value was determined to be more clearly evident than that of Stratagene’s common shares. In accordance with Emerging Issues Task Force (“EITF”) No. 99-12, Determining the Measurement Date for the Market Price for an Acquirer of Securities Issued in a Business Combination, the market price was determined based on an average of the closing prices of the Hycor stock for the trading days nearest July 24, 2003, the date on which the merger agreement was originally signed. Using the 0.6158 exchange ratio, 5,015,453 shares of Stratagene common stock were issued to the former Hycor stockholders in connection with the merger and 655 fractional shares were redeemed through a cash payment by Stratagene.

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

      The stock option plans of Hycor included the following:

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

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following represents an allocation of the purchase price to the acquired assets and the assumed liabilities of Hycor. Stratagene considered a number of factors in determining the allocation of the purchase price, including the results of a third-party valuation. Stratagene completed its final analysis of the purchase price allocation related to the Hycor merger in the fourth quarter of 2004 and recorded an adjustment to increase deferred tax assets by $619,509 based on the completion of the tax returns as of the merger date. The offset of $619,509 was reflected in goodwill. The purchase was a non-taxable transaction and accordingly, no goodwill was established for tax purposes.

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

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BCH Acquisition

      Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene of approximately $5.4 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH were under common control, and substantially all of the BCH membership units were held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the periods ended December 31, 2004, Stratagene’s financial statements are presented on a consolidated basis, which represents a change in reporting entity under Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes. Previously combined statements are now presented on a consolidated basis as a result of the transaction. There is no change to income for previous periods presented on a combined basis. For tax purposes, this transaction is taxable. The financial statements in 2004 reflected net deferred tax assets of approximately $875,000 for differences between the tax and book basis of assets and liabilities acquired by Stratagene. With the completion of the initial consolidated tax returns in 2005, the Company adjusted the deferred tax asset associated with the acquired assets and liabilities and reflected a $514,000 reduction to the net deferred tax asset and additional paid-in capital in accordance with SFAS No. 109, Accounting for Income Taxes.

      Prior to the acquisition date, Stratagene presented its financial statements on a combined basis with BCH. BCH consisted substantially of limited liability companies that were treated as partnerships for income tax purposes; therefore, any related income tax liabilities were the responsibility of the members of BCH. As a result, the operations of BCH did not reflect a provision for income taxes in the combined financial statements, including its share of the $1.8 million gain in equity in earnings of a joint venture on June 1, 2004. (See Note 13) Beginning on June 2, 2004, the consolidated results of Stratagene, which includes the results of BCH, include a provision for income taxes.

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

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased the remaining 22% outstanding membership interests in Iobion owned by these individuals. As a result of the purchase of these minority interests, Stratagene now owns 100% of Iobion. Total cash consideration of $330,000 and an intangible asset of $330,000 was recorded and is being amortized to expense over 36 months.

      During 2005, the Company merged Iobion and Phenogenex into Stratagene, leaving only the Iobion Informatics (Canada), Ltd. subsidiary, and on February 9, 2006, Stratagene dissolved BCH. There was no financial statement impact to this merger or dissolution.

4.	Earnings Per Share (“EPS”)

      Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effects of the Company’s outstanding common stock options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Twelve Months Ended December 31,

	2005	2004	2003

Weighted average shares:

Basic	22,112,892	19,307,564	15,632,668

Effect of dilutive common stock options	146,165	5,800	—

Diluted	22,259,057	19,313,364	15,632,668

      Options outstanding totaling 1,950,631, 2,338,395 and 1,660,338 for the years ended December 31, 2005, 2004 and 2003, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

5.	Intangible Assets and Goodwill

      The following sets forth the Company’s intangible assets by major asset class:

		December 31, 2005			December 31, 2004

	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Intangible assets subject to amortization:

Amortizable patents and other	2 - 7 years	$8,696,142	$4,284,418	$4,411,724	$7,303,757	$3,324,128	$3,979,629

Amortizable intangible assets	1 - 5 years	1,189,000	530,587	658,413	1,189,000	218,848	970,152

Intangible assets not subject to amortization:

Non-amortizable intangible assets		1,575,000	—	1,575,000	1,575,000	—	1,575,000

Goodwill		27,234,214	—	27,234,214	27,234,214	—	27,234,214

		$38,694,356	$4,815,005	$33,879,351	$37,301,971	$3,542,976	$33,758,995

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

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization include $480,000 for patents and trademarks, which will be amortized over 2 to 7 years, and $1,189,000 for contractually based customer relationships, which will be amortized over 1 to 5 years.

      Amortization expense totaled $1,272,029, $875,967 and $359,419 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense in each of the next five fiscal years is expected to be as follows:

Year	Amount

2006	$1,157,658

2007	1,010,175

2008	738,229

2009	598,315

2010	408,290

Thereafter	1,157,470

Total	$5,070,137

6.	Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities consist of the following:

	December 31,

	2005	2004

Accrued compensation	$3,406,685	$3,008,605

Accrued royalties	17,208,443	4,825,246

Litigation accrual	20,600,352	—

Warranty	233,299	333,277

Other accrued expenses and liabilities	1,327,473	1,710,125

Total	$42,776,252	$9,877,253

      See Note 11, Commitments and Contingencies, Royalty Payments.

7.	Long-Term Debt

      The Company has debt instruments bearing interest at variable rates (up to 6.94% as of December 31, 2005), most of which are guaranteed by Stratagene and secured by substantially all of the assets of Stratagene. The outstanding debt instruments contain restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. The debt instruments also restrict the payments of dividends to the Company’s stockholders. As of December 31, 2005, the Company would not have been in compliance with its fixed charge coverage ratio as a result of an increase in the Company’s estimated income tax payments related to the receipt of approximately $23.4 million before taxes for royalties received from Cambridge Antibody Technology. However, the Company completed an amendment to the credit agreement in January 2006, which cured the potential

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

violation. The Company was in compliance with all other covenants at December 31, 2005. Long-term debt and line of credit consist of the following:

	December 31,

	2005	2004

Reducing revolving line of credit not to exceed $9,000,000 bearing interest at LIBOR plus 2.55% (6.94% and 4.95% at December 31, 2005 and 2004, respectively; 5.94% and 4.08% average rate for the years ended December 31, 2005 and 2004, respectively); amendment to credit agreement entered into in January 2006 extends maturity to July 31, 2008; debt held by subsidiary of the Company, guaranteed by the Company and secured by substantially all of its assets(1)	$5,500,000	$4,956,923

Debt held by subsidiary of the Company from bond indenture agreement with Bastrop County, Texas in the original principal amount of $9,100,000, at an average interest rate of 2.57% and 1.44% for the years ended December 31, 2005 and 2004, respectively (3.65% and 2.10% at December 31, 2005 and 2004, respectively); sinking fund payment of $735,000 required in April 2005, reducing to $240,000 per year through April 2021, and then to $175,000 in April 2022 when the bonds mature; proceeds are restricted to the purchase of land, building and equipment	4,015,000	4,750,000

	9,515,000	9,706,923

Current portion of long-term debt(1)	5,740,000	735,000

Long-term debt, less current portion	$3,775,000	$8,971,923

(1)	The Company paid off $5.5 million on the reducing revolving line of credit in full on January 3, 2006.

      The Company received a written consent from the credit facility holder to pay a special cash dividend of $0.25 per share on the Company’s common stock to holders of record on December 16, 2005. The special cash dividend of $5,571,321 was paid on January 6, 2006.

      The aggregate maturities of long-term debt principal payments for each of the five years subsequent to December 31, 2005 are as follows:

Principal
Payment

Less than one year	$5,740,000

One year	240,000

Two years	240,000

Three years	240,000

Four years	240,000

Thereafter	2,815,000

Total	$9,515,000

8.	Related Party Transactions

      Activity for related parties during 2005, 2004, and 2003 is as follows:

      The Company had a promissory note in the amount of $240,000 due from two stockholders, one of which is an officer and director of the Company. The note was secured by a second deed of trust on certain real property located in San Diego County, California and bore interest at 8%, compounded annually. Principal and

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest were due August 12, 2002. Upon failure to pay the note at maturity in 2002, the note provided for the interest rate to become 10%, compounded annually, on the entire remaining principal balance. The note was paid in full in June 2004 (see Note 3) in the amount of $276,877, including interest. Total interest income for this note was $0, $11,240 and $23,913 for the years ended December 31, 2005, 2004 and 2003, respectively. A second promissory note in the amount of $250,000 with the same parties was also outstanding. This note was secured by a second mortgage on certain real property located in Wyoming and bore interest at 8%, compounded annually. Principal and interest was due upon the earlier of the sale of the related property or July 9, 2005. The second mortgage provided that the Company may, at its option, release the indebtedness, extend the due date, alter the terms of payment of the note, or alter, substitute or release property securing the indebtedness. The note was paid in full in December 2004 in the amount of $302,422, including interest. Total interest income for the years ended December 31, 2005, 2004 and 2003 was $0, $21,686 and $21,014, respectively.

      Additional amounts due from related parties totaled $170,895 at December 31, 2003. Total interest earned on these notes was $0, $1,553 and $3,519 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are comprised of an unsecured loan and a receivable due from a stockholder of Stratagene. The unsecured bore interest at 6% and was due on August 15, 2001 and was paid in full in June 2004. The receivable totaled $130,315 at December 31, 2003, including interest. This receivable was paid in full in June 2004. See Note 3 for further information on the additional amounts with related parties.

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

9.	Stockholders’ Equity

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

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by Stratagene’s Board of Directors, but not longer than five years. The options expire seven years after the grant date.

      In 2000, the Board of Directors approved the Plan, a form of Non-Qualified Stock Option Agreement (“Option Agreement”) to be used with the Plan, and the granting of options, effective December 31, 2000, to purchase an aggregate of 1,272,543 shares of common stock subject to the execution of the Option Agreements. For the years ended December 31, 2005, 2004 and 2003, options to purchase additional shares of common stock totaling 50,000, 0 and 335,871, respectively, were granted, subject to execution of the Option Agreements, in employment offer letters or by special grant of the Plan Administrator pursuant to the Plan.

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

      In accordance with APB No. 25, the Company records compensation expense based on the fair value of stock-based awards to non-employees. The fair value for these options is based on the Black-Scholes pricing model using the assumptions described in Note 2, Accounting for Stock-Based Compensation. The Company recognized $187,056, $357,171 and $25,235 of stock-based compensation expense, which has been recorded in research and development expense for the years ended December 31, 2005, 2004 and 2003, respectively.

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

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity for all plans:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding, January 1, 2003	1,533,329	$10.44

Granted	335,870	8.44

Exercised	—	—

Forfeited	(420,177)	9.00

Outstanding, December 31, 2003	1,449,022	$10.34

Options assumed from Hycor in the merger	756,822	5.34

Granted	1,514,960	8.75

Exercised	(184,829)	3.34

Forfeited	(540,566)	10.05

Outstanding, December 31, 2004	2,995,409	$8.76

Granted	364,750	8.61

Exercised	(300,186)	5.81

Forfeited	(389,375)	9.35

Outstanding, December 31, 2005	2,670,598	$8.98

      The following table summarizes information about Stratagene stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2005	Life (in Years)	Price	2005	Price

$1.63-$7.95	274,731	3.61	$6.02	221,438	$6.19

$8.00-$8.05	222,602	5.20	8.01	117,954	8.02

$8.11	477,750	8.46	8.11	421,750	8.11

$8.47	50,000	8.41	8.47	12,500	8.47

$8.61	271,750	9.42	8.61	—	—

$9.00-$9.20	39,500	6.24	9.11	18,000	9.00

$9.34	818,960	8.42	9.34	765,628	9.34

$9.60-$11.18	127,103	4.15	9.86	120,353	9.82

$11.50	17,750	1.00	11.50	17,750	11.50

$12.00	370,452	2.26	12.00	370,452	12.00

	2,670,598	6.63	$8.98	2,065,825	$9.19

      In April 2004, 41,250 shares were delivered to an officer on a deferred basis pursuant to an option exercised in 2001. During 2005, 2004 and 2003, the Company recognized $0, $101,172 and $47,346 of general and administrative expense (benefit) associated with this transaction, respectively.

      Employee Stock Purchase Plan — In June 2004, the Company adopted the Stratagene Corporation Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 1,000,000 shares of the

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the board of directors. Under the terms of the ESPP, purchases are made quarterly. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower. The initial quarterly purchase period began on July 1, 2004. During fiscal years 2005 and 2004, 51,609 and 25,856 shares of common stock were issued under the ESPP from proceeds of $374,902 and $157,022, respectively.

10.	Income Taxes

      Components of income tax expense of the Company are as follows:

	2005	2004	2003

Current:

Federal	$10,144,673	$2,617,912	$1,345,136

State	110,860	174,550	58,142

Foreign	69,809	38,906	15,696

	10,325,342	2,831,368	1,418,974

Deferred:

Federal	(6,654,205)	450,792	461,825

State	156,533	(22,160)	8,522

Foreign	70,330	—	(4,077)

	(6,427,342)	428,632	466,270

Income tax expense	$3,898,000	$3,260,000	$1,885,244

      The actual income taxes differ from the expected income taxes (computed by applying the federal income tax rate of 34% to the Company’s earnings before income taxes) as follows:

	2005	2004	2003

Computed expected federal income taxes of the Company	$3,984,994	$3,637,467	$1,746,710

Foreign operations, net of tax	183,804	253,118	(115,922)

State income taxes, net of federal benefit	176,479	93,727	43,999

General business credits	(172,311)	(185,191)	(165,677)

BCH (income) loss not included in corporate group	—	(570,689)	288,523

Section 199 and foreign income deductions	(471,755)	(170,000)	(127,541)

Non-deductible expenses and other, net	196,789	201,568	215,152

	$3,898,000	$3,260,000	$1,885,244

      The Company estimates a provision for income taxes for all tax jurisdictions in which it operates. During 2004, Stratagene merged with Hycor and filed combined tax returns that included the results of operations of Hycor since the merger date. In connection with the allocation of purchase price to the net assets of Hycor, Stratagene recorded the fair value of the Hycor deferred tax assets as of the merger date. The net deferred tax assets of Hycor were approximately $2.5 million and primarily related to net operating loss carryforwards, research and other credits and temporary differences between the book and tax basis of the Hycor net assets

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded at the merger date. These net operating losses and credits are subject to an annual limitation by Section 382 of the Internal Revenue Code and have a 20 year life. Stratagene believes that the Hycor NOL’s and other credits recorded under purchase accounting will be realized within the carryforward periods.

      For the twelve months ended December 31, 2005, the Company reversed approximately $320,000 of tax reserves due to the completion of an IRS review of its 2001 and 2002 federal tax returns. As a result, all reserves pertaining to these tax years were no longer necessary.

      Deferred income taxes result from temporary differences between the tax basis of an asset or a liability and its reported amount in the accompanying consolidated balance sheets. The components of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets:

Accounts receivable	$230,253	$284,631

Inventories	1,722,039	1,372,872

Accrued expenses and other liabilities	9,205,164	1,139,405

Long-term debt, net	44,240	49,311

General business credits	434,331	1,675,539

Net operating losses	1,727,959	2,292,062

Deferred tax assets	13,363,986	6,813,820

Deferred tax liabilities:

State taxes	(433,087)	(379,753)

Patents	(1,313,770)	(983,241)

Property and equipment	(495,354)	(315,108)

Acquired intangibles and other	(941,557)	(908,063)

	(3,183,768)	(2,586,165)

Valuation allowance	(1,797,310)	(2,008,540)

Net deferred tax assets	$8,382,908	$2,219,115

      At December 31, 2005 the Company had approximately $369,000 of Federal NOL’s and approximately $121,000 of state research credits. Utilization of the Federal NOL’s are limited due to changes in ownership by the Internal Revenue Code section 382. The Company recognizes state research credits when they are generated. Excess credits are recognized and will be used to offset future taxable income, as management believes it is more likely than not that the credits will be utilized. The state research credits have an indefinite carryforward period.

      At December 31, 2005 the Company had $4,900,000 of foreign NOL carryforwards. These foreign NOL’s have an indefinite carryforward period. The Company has established a valuation allowance for the full amount of the foreign NOL’s based on an evaluation of the history of operating profitability of each operation and the projection of the future taxable income for each entity. Approximately $1.34 million of the valuation allowance relates to acquired NOL’s which to the extent recognized in the future will result in a reduction of goodwill.

      Concurrent with the closing of the Hycor merger, the Company acquired the assets of BCH, which consists of substantially limited liability companies that are treated as partnerships for income tax purposes. Through the acquisition date, any related income tax liabilities were the responsibility of the members of

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BCH, and the Company did not reflect a provision for income taxes. Beginning on June 2, 2004, Stratagene has provided a provision for income taxes in the consolidated statements for the results of operations of BCH.

11.	Commitments and Contingencies

      Operating Lease Commitments — The Company leases certain facilities and equipment under noncancelable operating leases, with facility leases for the Company’s headquarters in La Jolla and its other offices expiring on various dates between September 30, 2005 and September 30, 2008 and equipment leases expiring through January 2007. Total rental expense under all operating leases was $2,064,014, $1,686,494 and $1,215,123 in 2005, 2004 and 2003, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum
Payment

2006	$1,969,071

2007	1,766,155

2008	766,948

Total	$4,502,174

      License Agreements — In connection with its research and development efforts, Stratagene has entered into various license agreements with unrelated third parties which provide Stratagene with rights to develop, produce and market products using certain technologies and patent rights maintained by the third parties. The terms of the various agreements require Stratagene to pay royalties ranging generally from 1% to 10% of biological and instrumentation sales and 50% of sales on software products that have been produced using the technologies. Such agreements generally provide for terms that commence upon execution and continue until expiration of the last patent relative to the technology. During 2005, 2004 and 2003, royalty expenses related to product sales were approximately $3,840,000, $4,281,000 and $3,805,000, respectively, and were included in cost of products sold in the accompanying consolidated statements of operations.

      Royalty Payments — The Company accrues and pays royalties in accordance with the applicable royalty contracts to which it is a party. Accrued expenses and other liabilities at December 31, 2005 and 2004 include $5.9 million and $4.1 million, respectively, of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the third quarter of 2005. The Company accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003 through late 2005, such royalty payments were withheld by the Company while the Company evaluated a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Stratagene’s financial position or results of operations could be materially affected if the parties subsequently determine that the royalties differ significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Following the expiration of these PCR process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. The expiration of the subject United States patent in March 2005 resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene expects an additional $350,000 reduction in royalty expense beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense may be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Corporate Collaboration — Stratagene entered into a strategic partnership with Strand Life Sciences in December 2005 to develop a suite of next generation bioinformatics software tools. Under the terms of the agreement, Strand and Stratagene will collaborate on the design and development of innovative software tools to address the increasingly complex demands of biological data analysis for life scientists. Stratagene will exclusively market and sell the jointly developed products. Under the agreements, Stratagene is required to make aggregate milestone payments of $0.9 million to Strand upon acceptance of certain deliverables In addition, Stratagene is required to make $1.5 million in minimum annual payments to Strand in the first twelve months after the first commercial sale or 60 days after final acceptance of the product. The minimum annual payments may be offset by $0.5 million of the milestone payments in the first twelve months. Stratagene will also be required to make $1.7 million in minimum annual payments to Strand in the second twelve months.

      In addition, in the normal course of operations, we enter into purchase commitments with vendors and suppliers of key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods of less than one year and are settled by cash payments upon delivery of goods and services. At December 31, 2005, aggregate purchase commitments relating to key raw materials and other goods and services was approximately $3.0 million.

      Legal — Stratagene is a party to litigation in the ordinary course of business. Due to the uncertainties inherent in litigation, no assurances can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to Stratagene, its business, financial condition, results of operations, and cash flows could be materially harmed. Additionally, favorable outcomes or gain contingencies that may result from these matters, if any, are not recognized until they are realized. Information on the most significant of these matters follows.

Invitrogen Corporation

      In June 2000, Stratagene was sued by Invitrogen Corporation (formerly Life Technologies, Inc.) in the United States District Court for the District of Maryland. The complaint alleges that Stratagene willfully infringed United States patent no. 6,063,608 (and United States patent nos. 5,244,797 and 5,405,776) for making, using and selling products derived from, using or containing RNase H minus reverse transcriptase enzymes. Invitrogen’s motion for a preliminary injunction was denied and the case was stayed pending a trial in a related action involving Invitrogen and a third party regarding the same patents. Invitrogen appealed the denial of an injunction and the stay to the Federal Circuit Court of Appeals. In February 2002, the Federal Circuit Court of Appeals affirmed the district court’s decision. The case against Stratagene remains administratively stayed.

      In March 2001, Stratagene was sued by Invitrogen Corporation in the United States District Court for the Western District of Texas (Austin). The complaint alleges (1) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) for lost profits and/or reasonable royalty damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that the ’797 patent was not infringed by Stratagene. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, on remand from the Federal Circuit Court, the district court determined on Invitrogen’s motion for partial summary judgment that Stratagene infringed the ‘797 patent based on Stratagene’s then existing manufacturing process and further held on partial summary judgment, that while the ‘797 patent was not invalid for indefiniteness, the ‘797 patent was invalid because of public use under 35 U.S.C. § 102(b). Invitrogen appealed the district court’s ruling of invalidity, and oral arguments were heard before the Federal Circuit Court of Appeals in May 2005. In October 2005, the Federal Circuit Court reversed the district court’s summary judgment of invalidity due to public use, affirmed the district court’s partial summary judgment of

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringement, affirmed the district court’s denial of summary judgment of invalidity due to indefiniteness, and remanded the case for further proceedings. Upon remand, the district court has set the case for trial in July 2006. Stratagene intends to vigorously pursue its claims and affirmative defenses, including various alternative grounds of invalidity of the ‘797 patent and that its current manufacturing process does not infringe the ‘797 patent.

      In November 2001, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Invitrogen Corporation with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. No trial date is currently set for this case.

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

Third Wave Technologies

      In September 2004, Stratagene was sued by Third Wave Technologies, Inc. (“Third Wave”) in the United States District Court for the Western District of Wisconsin. The complaint alleged that Stratagene infringed United States patent nos. 6,348,314 and 6,090,543, and has induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale and/or selling assays employing cleavage of nucleic acids, including at least its Full Velocity products. Third Wave sought a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it did not infringe a valid or enforceable claim of either patent. Stratagene also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. Stratagene sought an award of its fees and costs incurred in defending itself in this action. A jury trial commenced on August 22, 2005. The jury returned a verdict that the patents-in-suit were valid and infringed by Stratagene. Additionally, the jury returned a verdict for monetary damages in the amount of $5.3 million and that Stratagene’s infringement was willful. Based on the jury’s verdict, the district court permanently enjoined Stratagene from making, advertising, promoting the use of, selling, offering to sell, using, permitting to be used, contributing to the use, sale or offering for sale of, or inducing the use, sale or offering for sale the FullVelocity QPCR and FullVelocity QRT-PCR products, or any other product used in a method that meets all of the limitations of any of the asserted claims. Stratagene filed post trial motions to reverse or modify the jury verdicts and/or for a new trial. Third Wave filed post trial motions to treble the damages up to $15.9 million, and requested an

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award of attorneys’ fees and costs. On December 19, 2005, the district court awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. In January 2006, Stratagene posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals. On February 22, 2006, the district court confirmed the award of Third Wave attorneys’ fees and costs in the amount of $4.2 million. Stratagene appealed the district court’s award of attorneys’ fees and costs to the Federal Circuit Court of Appeals. In considering whether to record a loss contingency and, if so, an amount, Stratagene considered the guidance provided by FASB Statement No. 5, Accounting for Contingencies. The Company accrued $20.6 million in expense for the judgment awarded in this matter. This amount includes total damages of $15.9 million, attorneys’ fees and costs of $4.2 million, and pre-judgment interest of $0.5 million. Although the Company has now appealed the district court judgment to the Federal Circuit Court of Appeals, the Company has accrued $20.6 million, as management believes that it has met the conditions for accrual as stated in FASB Statement No. 5. Post-judgment interest at the rate of approximately 4.4% compounded annually remains in effect and unpaid unless the judgment is reversed.

      During 2005, the Company paid $2.9 million in legal fees to an outside law firm that represented the Company in a litigation matter that was tried before a jury. Subsequent to year end, the Company ended its attorney/client relationship with this firm. As of December 31, 2005, accrued but unpaid legal fees amounted to $0.8 million. Subsequent to year end, the Company indicated that it may pursue claims for damages against the outside law firm and the outside law firm indicated that it may adjust billing credits previously applied to payments made through the third quarter of 2005 in the amount of $1.1 million. The Company believes that it has fairly stated its legal expenses in 2005 after considering these unresolved issues.

      In May 2005, Stratagene filed a complaint in the United States District Court for the District of Delaware charging Third Wave Technologies with willful infringement of and inducing others to infringe United States patent nos. 6,528,254 and 6,548,250 for making, using, selling and offering for sale certain of its Invader® Plus products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. On September 21, 2005, Third Wave answered Stratagene’s complaint asserting affirmative defenses of invalidity and non-infringement and counterclaims for invalidity and non-infringement. On October 11, 2005, Stratagene answered Third Wave’s counterclaims asserting the patents-in-suit as valid and enforceable. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of damages it will ultimately seek in this proceeding or the likelihood of recovering any portion of such damages once quantified. The trial is scheduled to begin in November 2007.

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

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revocation, Stratagene moved to stay the district court proceeding in July 2005. Applera has consented to Stratagene’s request to stay this proceeding.

Ariadne Genomics

      In March 2005, Stratagene filed a demand for arbitration with the American Arbitration Association (“AAA”) against Ariadne Genomics, Inc. (“Ariadne”) for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement (the “Agreement”) executed in December 2002 between the parties. Ariadne filed counterclaims in the AAA, which Stratagene denied. The parties have now reached an amicable settlement of this matter. In October 2005, Stratagene and Ariadne executed a Binding Settlement Agreement Term Sheet (the “Term Sheet”) to resolve all of their disputes, and the parties are in the process of completing a comprehensive Settlement Agreement. In brief, the settlement memorialized in the Term Sheet provides that Stratagene’s exclusive right to market, sell and distribute the software products covered by the Agreement between the parties has been confirmed, and that the term of that Agreement has been extended through December 31, 2005. In addition, Ariadne agreed to pay Stratagene a sum of $300,000 by December 31, 2005, which has now been paid. All proceedings between the parties will be dismissed with prejudice, and all disputes in the United States Patent & Trademark Office will be dismissed by agreement. After executing the Term Sheet, Stratagene and Ariadne entered into negotiations for a comprehensive settlement agreement, but have been unable to resolve certain remaining issues. Pursuant to the Term Sheet, any remaining disputes regarding the settlement or the parties’ claims against each other are to be submitted to binding arbitration before a single neutral arbitrator in San Diego County. That arbitration occurred on February 27, 2006 and the Company is awaiting a final decision.

Other Legal Matters

      Pursuant to the terms of a 2002 litigation settlement, Stratagene was entitled to receive 35,290 shares of a European company. Stratagene received 11,763 shares in August 2004, 11,764 shares in September 2004 and the final 11,763 shares in March 2005. These shares were sold and converted into cash upon receipt, resulting in a gain in other income of approximately $530,000 during the quarter ended March 31, 2005 and $664,000 during the quarter ended September 30, 2004.

      In October, 2005 Stratagene realized pre-tax income of approximately $34.1 million from the settlement with Cambridge Antibody Technology related to certain patent rights. and other third parties. This $34.1 million was offset by a $10.7 million royalty obligation related to this settlement due to a third party.

      401(k) Savings Plan — The Company has a qualified 401(k) Employee Savings Plan (the “Savings Plan”) available to substantially all full-time employees over the age of 21.

      The Company matches 25% of the contributions of employees with one to three years of service up to a maximum of $1,000, 25% of the contributions of employees with three to six years of service up to a maximum of $1,750, and 30% of the contributions of employees with six or more years of service up to a maximum of $2,500. The contributions vest immediately. The company matching expense for the years ended December 31, 2005, 2004 and 2003 was $308,013, $242,669 and $194,621, respectively.

      Employment Agreements — Stratagene has entered into employment agreements with certain of its officers with salary ranges from $210,000 to $450,0000. Such agreements are typically short in duration but are subject to successive automatic one year renewals unless one party gives proper notice of its intention not to renew the employment agreement. These agreements generally provide for severance benefits if the officer is terminated by Stratagene other than for cause, as defined in the employment agreements. See Note 3 to the financial statements for a summary of Dr. Sorge’s new employment agreement entered into in 2004.

      Manufacturing move to Texas — In June 2004, the Company made the decision to move the remaining manufacturing operations it conducts in San Diego, California to its primary manufacturing facility near

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Austin, Texas. The products affected by this move represent approximately 20% of total revenue for the twelve months ended December 31, 2005. As a result of the move, the Company incurred relocation and severance costs for employees affected by the transition. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company estimated the employee severance costs associated with the move and charged those costs to expense ratably over the future service period. Approximately $29,000 and $73,000 of the expense was recorded in 2005 and 2004, respectively. The entire obligation was paid by the Company by the end of the second quarter of 2005.

12.	Segment Information

      The Company operates in two business segments: research supplies and clinical diagnostics. In 2004, the Company referred to its clinical diagnostics segment as medical diagnostics. No changes have been made to the amounts in this segment as a result of the name change. The segment information provided for the years ended December 31, 2005, 2004 and 2003 includes only seven months of clinical diagnostics segment information in 2004, due to the establishment of separate reporting segments by the Company in connection with the Hycor merger on June 2, 2004.

	Twelve Months Ended December 31, 2005

	Research	Clinical
	Supplies	Diagnostics	Total

Total revenue	$106,986,369	$23,298,936	$130,285,305

Income before income taxes(1)	$5,414,643	$6,271,127	$11,685,770

	Twelve Months Ended December 31, 2004

	Research	Clinical
	Supplies	Diagnostics	Total

Total revenue	$71,460,980	$13,351,623	$84,812,603

Income before income taxes(1)(2)	$7,188,899	$3,509,532	$10,698,431

	Twelve Months Ended December 31, 2003

	Research	Clinical
	Supplies	Diagnostics	Total

Total revenue	$69,702,650	$—	$69,702,650

Income before income taxes(1)(2)	$5,137,382	$—	$5,137,382

(1)	Income before income taxes related to the Research Supplies segment includes impairment charges on long-lived assets.

(2)	In 2004 and 2003, income before income before income taxes related to the Research Supplies segment also include the equity in income (loss) of joint venture.

      At December 31, 2005 and 2004, total assets for each business segment were as follows:

	2005			2004

	Research	Clinical		Research	Clinical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total

Total assets(1)	$82,611,880	$42,069,887	$124,681,767	$38,202,779	$42,128,921	$80,331,700

(1)	Goodwill of $27,234,214 is associated with the Clinical Diagnostics segment.

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about the Company’s revenue by market category and operations by geographic location for the years ended December 31, 2005, 2004 and 2003 is shown below:

Market Category Information:	2005	%	2004	%	2003	%

Total revenue by market categories:

Genetic analysis	$46,215,481	35.5%	$43,592,400	51.4%	$41,258,877	59.2%

Protein analysis and cell biology	12,701,820	9.7%	12,909,065	15.2%	10,561,318	15.1%

Gene discovery	8,529,415	6.5%	9,661,546	11.4%	11,921,401	17.1%

Urinalysis	10,932,718	8.4%	6,265,786	7.4%	—	—

Allergy	10,318,800	7.9%	5,811,118	6.8%	—	—

Autoimmune	1,630,050	1.3%	985,103	1.2%	—	—

Other(a)	39,957,021	30.7%	5,587,585	6.6%	5,961,054	8.6%

	$130,285,305	100%	$84,812,603	100.0%	$69,702,650	100.0%

Geographic Information:	2005	%	2004	%	2003	%

Total revenue by geographic region(b):

U.S.(a)	$101,174,782	77.7%	$61,335,195	72.3%	$51,889,266	74.4%

Netherlands	17,837,175	13.7%	19,048,552	22.5%	17,813,384	25.6%

Japan	5,589,276	4.3%	1,187,017	1.4%	—	—%

Scotland	1,848,564	1.4%	1,128,987	1.3%	—	—%

Germany	3,835,508	2.9%	2,112,852	2.5%	—	—%

	$130,285,305	100%	$84,812,603	100%	$69,702,650	100.0%

(a)	2005 includes approximately $34.1 million of royalties related to a settlement with Cambridge Antibody Technology.

(b)	Total revenue by geographic region is presented based on the shipping point of the product.

      Long-lived assets by geographic region at December 31, 2005 and 2004 are as follows:

	2005	2004

U.S.	$44,785,322	$45,643,613

Netherlands	193,859	202,736

Japan	142,112	199,137

Scotland	184,163	117,296

Germany	236,287	249,261

	$45,541,743	$46,412,043

13.	Transactions in Joint Venture

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

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On December 23, 2004, the Company’s rights and interests in the LP were redeemed by the LP. In return, the Company received cash consideration of approximately $1.0 million and recorded a non-operating loss of approximately $0.2 million for the difference between the carrying basis in the entity on December 23, 2004 and the consideration received. As a result of the redemption transaction, the Company has rights to additional amounts realized by the LP from future royalty streams and future clinical trial revenues. These amounts are recorded by the Company as other non-operating income when the amounts are known and the collection is assured.

14.	Selected Quarterly Data (unaudited)

      Quarterly financial data for the year ended December 31, 2005 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenue	$24,600,040	$24,891,395	$23,695,883	$57,097,987

Gross profit	16,134,012	16,198,154	15,248,943	37,546,271

Net income	2,935,292	2,137,444	688,428	2,026,606

Basic net income per share	$0.13	$0.10	$0.03	$0.09

Diluted net income per share	$0.13	$0.10	$0.03	$0.09

      Quarterly financial data for the year ended December 31, 2004 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenue	$19,422,022	$19,746,529	$23,076,572	$22,567,480

Gross profit	13,496,437	12,621,319	14,989,050	14,381,579

Net income	2,073,912	1,459,277	2,208,794	1,696,448

Basic net income per share	$0.13	$0.08	$0.10	$0.08

Diluted net income per share	$0.13	$0.08	$0.10	$0.08

15.	Subsequent Event

      On January 24, 2006 and in relation to the jury verdict of trebled damages of $15.9 million, reimbursement of attorney’s fees and costs of $4.2 million, and pre-judgment interest of $0.5 million in the Third Wave litigation, the total of which is $20.6 million, the Company posted a $21.0 million surety bond in order to permit the Company to appeal such decision without being subject to collection activities by Third Wave. The cost of such surety bond was $84,000, and the bond is secured by $21.0 million of cash, which is being held in an interest bearing restricted account. If the Company is ultimately required to pay out all or a portion of the $20.6 million upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact the Company’s cash position. The Company currently has the ability to pay such damage award with its existing cash resources.

      On January 6, 2006, the Company paid a special cash dividend of $0.25 per share to holders of record of Stratagene’s common stock on December 16, 2005 in the amount of $5,571,321. The special cash dividend was paid in connection with the recognition of approximately $23.4 million in pre-tax income in the fourth quarter of 2005 due to a settlement related to licensing certain Stratagene technology to Cambridge Antibody Technology. The Company has no intentions of paying any subsequent cash dividends in the foreseeable future. The Company’s credit facilities restrict the payment of dividends, and the Company received a consent from the credit facility holder to pay the January 6, 2006 dividend.

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

      The information required by this item will be contained in Stratagene’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of the fiscal year ended December 31, 2005, and which is incorporated in this report by reference.

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

      (a) List the following documents filed as a part of this report:

1. Financial statements.

      The Consolidated Financial Statements required by this Item are included in Part II, Item 8 of this Annual Report on Form 10-K.

2. List of financial statement schedules.

      The financial statement schedules listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

3. List of exhibits.

      The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

      (b) Exhibits.

      The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Reorganization dated as of July 24, 2003 by and among the registrant, SHC Acquisition Sub, Inc. and Hycor Biomedical Inc.
2	.2(1)	Amendment No. 1 to Agreement and Plan of Reorganization dated as of December 29, 2003 by and among the registrant, SHC Acquisition Sub, Inc. and Hycor Biomedical Inc.
2	.3(1)	Amendment No. 2 to Agreement and Plan of Reorganization dated as of February 25, 2004 by and among the registrant, SHC Acquisition Sub, Inc. and Hycor Biomedical Inc.
3	.1(2)	Second Amended and Restated Certificate of Incorporation of the registrant
3	.2(2)	Amended and Restated Bylaws of the registrant
4	.1(1)	Specimen common stock certificate of the registrant
4	.2(2)	Registration Rights Agreement dated as of June 2, 2004 by and among the registrant and Dr. Joseph A. Sorge, the J. A. Sorge Trust I, the J. A. Sorge Trust II, the J. A. Sorge Trust III, the J. A. Sorge Trust IV, Biosense Partners, L.P. and the Joseph A. Sorge Charitable Remainder Trust dated December 26, 2002
4	.3(1)	Form of Lock-up Agreement executed by Dr. Joseph A. Sorge for the benefit of Hycor Biomedical Inc.
10	.1(3)#	The Year 2000 Stock Option Plan of the registrant, as amended and restated
10	.2(3)#	The 2004 Independent Directors Option Plan of the registrant
10	.3(3)#	Employee Stock Purchase Plan of the registrant
10	.4(3)#	Hycor Biomedical Inc. 2001 Stock Option Plan
10	.5(3)#	Hycor Biomedical Inc. 1992 Incentive Stock Plan

Exhibit
Number		Description

10	.6(3)#	Hycor Biomedical Inc. Nonqualified Stock Option Plan For Non-Employee Directors
10	.7(2)#	Amended and Restated Employment Agreement dated as of June 2, 2004 by and between the registrant and Dr. Joseph A. Sorge
10	.8(1)#	Amended Employment Agreement dated as of September 1, 2002 by and between the registrant and John R. Pouk
10	.9(4)#	First Amendment to Restated Employment Agreement dated as of January 27, 2005 by and between the registrant and John R. Pouk
10	.10(1)	Loan Agreement dated as of April 1, 1997 by and between Bastrop County Industrial Development Corporation and BioCrest Manufacturing, L.P., a wholly owned subsidiary of the registrant
10	.11(1)†	Thermal Cycler Supplier Authorization Agreement dated as of January 1, 1995 by and between The Perkin-Elmer Corporation and Stratagene California (formerly known as Stratagene), a wholly owned subsidiary of the registrant
10	.12(1)†	Patent License Agreement dated as of July 26, 1994 by and between Roche Molecular Systems, P. Hoffmann-La Roche Ltd. and Stratagene California (formerly known as Stratagene), a wholly owned subsidiary of the registrant
10	.13(1)	Lease Agreement by and between Slough TPSP LLC and Stratagene California (formerly known as Stratagene), a wholly owned subsidiary of the registrant, for 11011 North Torrey Pines Road, La Jolla, California
10	.14(1)	Credit Agreement dated as of January 21, 2004 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.
10	.15(5)	Amendment No. 1 to Credit Agreement dated as of May 26, 2004 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.
10	.16(5)	Amendment No. 2 to Credit Agreement dated as of September 28, 2004 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.
10	.17(6)	Amendment No. 3 to Credit Agreement dated as of February 24, 2005 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.
10.18		Amendment No. 4 to Credit Agreement dated as of January 24, 2006 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.
10	.19(7)#	Form of Employment Agreement dated March 10, 2006, with Steve R. Martin, David W. Weber and John R. Pouk.
21.1		List of subsidiaries of the registrant
23.1		Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm
23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-4 (No. 333-109420) filed on October 2, 2003, as amended.

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-116544) filed on June 16, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K filed on February 1, 2005.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(6)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.

(7)	Incorporated by reference to the Current Report on Form 8-K filed on March 15, 2006

#	Indicates a management contract or compensatory plan or arrangement.

†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. An unredacted version of this exhibit was filed separately with the Secretary of the Commission pursuant to the registrant’s Application Requesting Confidential Treatment pursuant to Rule 406 under the Securities Act.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of Stratagene Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (c) Financial Statement Schedules.

      The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	80

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

Date: March 20, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. SORGE Joseph A. Sorge, M.D.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 20, 2006

/s/ STEVE R. MARTIN Steve R. Martin	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2006

/s/ CARLTON J. EIBL Carlton J. Eibl	Director	March 20, 2006

/s/ ROBERT C. MANION Robert C. Manion	Director	March 20, 2006

/s/ PETER ELLMAN Peter Ellman	Director	March 20, 2006

/s/ JOHN C. REED John C. Reed	Director	March 20, 2006

Schedule II

STRATAGENE CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts receivable

2003	517,581	473,503	235	990,849

2004	990,849	(220,734)	3,343	766,772

2005	766,772	53,357	239,947	580,182

Allowance for excess, obsolete and short-dated inventories

2003	1,872,121	494,931	552,765	1,814,287

2004	1,814,287	1,730,830	216,117	3,329,000

2005	3,329,000	1,708,848	962,524	4,075,324