Form 10-Q
period 2006-03-31
STRATAGENE  CORP
filed 2006-05-15
CIK 1108674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006

Common Stock, $0.0001 Par Value	22,390,730

STRATAGENE CORPORATION
Quarterly Report on Form 10-Q

             Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,204,736	$40,508,365
Restricted cash	21,428,078	192,388
Accounts receivable, less allowance for doubtful accounts and sales returns of $607,930 and $580,182 at March 31, 2006 and December 31, 2005, respectively	13,018,588	11,530,214
Income taxes receivable	954,626	1,520,466
Inventories	13,246,330	13,249,815
Deferred income tax assets	10,003,948	10,003,948
Prepaid expenses and other current assets	2,376,374	2,134,828

Total current assets	70,232,680	79,140,024
Property and equipment, net	11,116,233	11,266,939
Other assets	480,378	395,453
Goodwill	27,234,214	27,234,214
Intangible assets	6,402,276	6,645,137

Total assets	$115,465,781	$124,681,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,788,807	$5,373,865
Dividend payable	—	5,571,321
Accrued expenses and other liabilities	41,406,349	42,776,252
Current portion of long-term debt	249,030	5,740,000
Deferred revenue, current	745,051	736,142

Total current liabilities	49,189,237	60,197,580
Deferred revenue	395,203	315,634
Long-term debt, less current portion	3,775,000	3,775,000
Deferred income tax liabilities	1,621,030	1,621,040
Other liabilities	256,625	282,287

Total liabilities	55,237,095	66,191,541

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,353,323 and 22,319,250 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2,235	2,232
Additional paid-in capital	54,931,758	54,398,471
Unearned stock-based compensation	(24,870)	(48,294)
Retained earnings	6,834,289	5,731,260
Accumulated other comprehensive loss	(1,514,726)	(1,593,443)

Total stockholders’ equity	60,228,686	58,490,226

Total liabilities and stockholders’ equity	$115,465,781	$124,681,767

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Revenues:
Product sales	$23,402,653	$24,213,569
Royalty revenue	497,841	386,471
Contract revenue	355,000	—

Total revenue	24,255,494	24,600,040

Costs and expenses:
Cost of product sales	8,463,420	8,466,028
Research and development	3,388,812	2,888,610
Selling and marketing	5,569,594	4,992,706
General and administrative	5,004,253	4,106,387
Other operating expenses	170,658	20,025

Total operating costs and expenses	22,596,737	20,473,756

Income from operations	1,658,757	4,126,284

Other non-operating income and expenses:
Loss on foreign currency transactions	(23,478)	(113,850)
Other income, net	47,338	532,707
Interest expense	(313,177)	(99,043)
Interest income	288,005	5,121

Total other non-operating income (expense)	(1,312)	324,935

Income before income taxes	1,657,445	4,451,219
Income tax expense	(554,416)	(1,515,927)

Net income	$1,103,029	$2,935,292

Earnings per share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13

Weighted average shares:
Basic	22,324,580	22,031,472
Diluted	22,715,131	22,130,834
See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$1,103,029	$2,935,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	889,776	955,513
Stock-based compensation	252,183	179,460
Impairment of long-lived assets	47,599	20,025
Bad debt expense	55,115	(53,176)
Excess and obsolete inventory expense	30,619	115,784
Loss on disposal of assets	31,924	3,095
Accretion of interest on long-term debt	—	(3,513)
Deferred income taxes	—	16,761
Changes in assets and liabilities:
Accounts receivable	(1,594,916)	(1,203,684)
Inventories	21,534	(781,562)
Prepaid expenses and other current assets	(222,980)	(554,759)
Income taxes receivable	566,918	—
Other assets	(67,089)	(80,411)
Accounts payable	1,448,838	633,897
Accrued expenses and other liabilities	(1,436,112)	(287,438)
Deferred revenue	87,287	(19,654)
Other liabilities	(25,661)	302,914
Income taxes payable	27,991	1,268,617

Net cash provided by operating activities	1,216,055	3,447,161

Cash flows from investing activities:
Purchases of property and equipment	(427,545)	(391,582)
Additions to intangible assets	(141,460)	(320,898)
Proceeds from maturities of marketable debt securities	—	130,000
Changes in restricted cash	(21,235,689)	(162,679)

Net cash used in investing activities	(21,804,694)	(745,159)
Cash flows from financing activities:
Payments under line of credit	(5,500,000)	(3,750,000)
Distributions to shareholders	(5,571,321)	—
Proceeds from issuance of common stock	266,492	95,983

Net cash used in financing activities	(10,804,829)	(3,654,017)
Effects of foreign currency exchange rates on cash	89,839	(17,000)

Net decrease in cash	(31,303,629)	(969,015)
Cash and cash equivalents at beginning of period	40,508,365	4,890,458

Cash and cash equivalents at end of period	$9,204,736	$3,921,443

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$35,773	$75,678
Income taxes	$2,974	$46,684
See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
1. Basis of Presentation
     The consolidated financial statements of Stratagene Corporation and its subsidiaries (collectively, “Stratagene” or the “Company”) for the three months ended March 31, 2006 and 2005 are unaudited. These financial statements include all adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2006 and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 2006 and 2005.
     The financial information of the Company has been presented on a consolidated basis. Intercompany balances and transactions have been eliminated as appropriate in the consolidation of Stratagene.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Actual results may differ from those estimates.
     These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements but reflect all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The results of operations for any interim period are not necessarily indicative of results to be expected for the full year or for any subsequent interim period.
2. Earnings Per Share (“EPS”)
     Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS also includes the dilutive effects of the Company’s outstanding common stock options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Weighted average shares:
Basic	22,324,580	22,031,472
Effect of dilutive common stock options	390,551	99,362

Diluted	22,715,131	22,130,834

     Options outstanding totaling 666,001 and 2,691,728 for the three month periods ended March 31, 2006 and 2005, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.
3. Accounting for Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. SEC adopted a new rule amending the effective dates for SFAS No. 123(R). In accordance with the new rule, the Company adopted the accounting provisions of SFAS No. 123(R) beginning in the first quarter of 2006.
     Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective application. Under the modified prospective application, prior periods are not revised for comparative purposes. Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“ABP No. 25”), as amended, for its stock compensation. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. The Company will recognize estimated compensation expense for awards outstanding at the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).
     On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).
Share-Based Compensation Information under SFAS No. 123(R)
     The value of Stratagene employee stock options was estimated at the dates of grant using the minimum value method of SFAS No. 123 from the inception date of the applicable stock option plan through June 2, 2004, and the fair value method for all option grants made subsequent to that date using the Black-Scholes option pricing model. The fair value of the Hycor Biomedical Inc. (“Hycor”) employee stock options assumed by Stratagene in the Hycor merger were estimated at the merger date using the Black-Scholes pricing model for all option grants. For options granted that have multiple cliff vesting periods, the Company amortizes compensation cost using the graded vesting method prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans. The Company has elected to follow the graded vesting method and will continue to use the Black-Scholes valuation method under SFAS No. 123(R).
     The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $4.72 and the weighted-average estimated fair value of employee stock granted under Stratagene Corporation’s Employee Stock Purchase Program (“ESPP”) during the three months ended March 31, 2006 was $2.42 using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the three months ended March 31, 2006:

	Options	ESPP
Risk free interest rate	4.6%	4.5%
Dividend yield	0%	0%
Volatility factor	45%	45%
Expected life (in years)	6.2 years	0.24 years
Post-vesting forfeiture rate	7%	NA
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected terms of the Company’s employee stock options. The Company paid a special $0.25 per share dividend to shareholders on January 6, 2006 as a result of a settlement with Cambridge Antibody Technology, but this dividend was not considered in the dividend yield of 0.0% as the Company has no intentions of paying cash dividends in the foreseeable future. The volatility factor was calculated based on the historical volatility of the Hycor and Stratagene stock prices and the consideration of trends and future events. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is calculated using the simplified method as described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB No. 107”). Using the simplified method, options granted to employees with a four year vesting schedule have an expected life of 6.25 years and options granted to directors with a three year vesting schedule have an expected life of 6 years. The post-vesting forfeiture rate is based on the Company’s historical option cancellation information and was normalized for significant non-recurring employee terminations that occurred related to the merger with Hycor.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, including those granted under the ESPP, recognized for the three months ended March 31, 2006 was comprised as follows:

Three Months
Ended
March 31,
2006
Capitalized to inventory	$9,496

Cost of product sales	15,687
Research and development	33,312
Selling and marketing	33,207
General and administrative	88,093

Share-based compensation expense before taxes	170,299
Related income tax benefits	(56,965)

Share-based compensation expense after taxes	$113,334

Net share-based compensation expense, per common share:
Basic	$0.01
Diluted	$0.01
Pro Forma Information under SFAS No.123(R) for Periods Prior to Fiscal 2006
     Prior to adopting the provisions of SFAS No. 123(R), the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB No. 25 and provided the required pro forma disclosures of SFAS No. 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no expense was recorded prior to adopting SFAS No. 123(R). Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.
     For purposes of pro forma disclosures under SFAS No. 123 for the three months ended March 31, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows:

Three Months Ended
March 31,
2005
Net income as reported	$2,935,292
Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(2,099,119)

Pro forma net income	$836,173

Earnings per common share:
Basic — as reported	$0.13
Basic — pro forma	$0.04
Diluted — as reported	$0.13
Diluted — pro forma	$0.04
Options to Non-Employees
     Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measured. The fair value for these options is based on the Black-Scholes pricing model using the assumptions described above. The Company recognized $58,429 and $48,017 of stock-based compensation expense for the three months ended March 31, 2006 and 2005, respectively. The expense was recorded in research and development expense. The total deferred charges for options granted to non-employees are re-measured quarterly as the underlying options vest and are included in additional paid-in capital in the financial statements.
4. Balance Sheet Information
     Restricted Cash
     Restricted cash totaled $21,428,078 and $192,388 at March 31, 2006 and December 31, 2005, respectively. Total interest earned on restricted cash was $195,075 and $2,372 for the three months ended March 31, 2006 and 2005, respectively.
     Restricted cash deposits primarily relate to a $21.0 million civil supersedeas bond that Stratagene posted in order to permit the Company to appeal a judgment of the district court related to litigation with Third Wave Technologies without being subject to collection activities by Third Wave. This bond is secured by $21.0 million of cash in an interest-bearing restricted account. For further detail on this litigation, see Note 8, Commitments and Contingencies — Legal.
     Also included in restricted cash are amounts related to the sinking fund payments required under the reimbursement agreement relating to the Bastrop County Industrial Revenue Bonds. The Company makes monthly deposits into an interest-bearing sinking fund account. Each April, the sinking fund deposits are then used to make the required IRB annual payment. Annual payments of $870,000 were required through April 2004 and an annual payment of $735,000 was required in April 2005, reducing to $240,000 annually through April 2021 and to $175,000 in April 2022 when the bonds mature.
     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

	March 31,	December 31,
	2006	2005
Raw materials and supplies	$5,222,565	$4,955,062
Work-in-process	3,410,626	3,854,153
Finished goods	4,613,139	4,440,600

Total	$13,246,330	$13,249,815

     Intangible Assets and Goodwill
     The following sets forth the Company’s intangible assets by major asset class:

		March 31, 2006			December 31, 2005
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Intangible assets subject to amortization:
Amortizable patents and other	2 — 7 years	$8,753,128	$4,506,331	$4,246,797	$8,696,142	$4,284,418	$4,411,724
Amortizable intangible assets	1 - 5 years	$1,189,000	$608,521	$580,479	$1,189,000	$530,587	$658,413
Intangible assets not subject to amortization:
Non-amortizable intangible assets		$1,575,000	$—	$1,575,000	$1,575,000	$—	$1,575,000
Goodwill		$27,234,214	$—	$27,234,214	$27,234,214	$—	$27,234,214

		$38,751,342	$5,114,852	$33,636,490	$38,694,356	$4,815,005	$33,879,351

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
     Amortization expense totaled approximately $300,000 and $313,000 for the three months ended March 31, 2006 and 2005, respectively.
     Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2006	2005
Accrued compensation	$1,798,339	$3,406,685
Accrued royalties	16,976,264	17,208,443
Litigation accrual	20,939,975	20,600,352
Warranty	216,872	233,299
Other accrued expenses and liabilities	1,474,899	1,327,473

Total	$41,406,349	$42,776,252

5. Stockholders’ Equity
The following table summarizes equity transactions during the three months ended March 31, 2006:

			Additional	Unearned		Accumulated Other	Total
	Common Stock		Paid-in	Stock-based	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Earnings	Loss	Equity
Balance as of January 1, 2006	22,319,250	$2,232	$54,398,471	$(48,294)	$5,731,260	$(1,593,443)	$58,490,226
Amortization of unvested options acquired in the Hycor merger	—	—	—	23,424	—	—	23,424
Common stock issued pursuant to employee stock purchase plan	13,598	1	115,990	—	—	—	115,991
Common stock issued upon exercise of stock options	20,475	2	150,499	—	—	—	150,501
Tax benefit received from the exercise of stock options	—	—	28,574	—	—	—	28,574
Compensation expense for non-employee stock options	—	—	58,429	—	—	—	58,429
Compensation expense for employee stock options and employee stock purchase plan	—	—	179,795	—	—	—	179,795
Net income	—	—	—	—	1,103,029	—	1,103,029
Foreign currency translation	—	—	—	—	—	78,717	78,717

Balance as of March 31, 2006	22,353,323	$2,235	$54,931,758	$(24,870)	$6,834,289	$(1,514,726)	$60,228,686

     On January 6, 2006, the Company paid a special cash dividend of $0.25 per share to holders of record of Stratagene’s common stock on December 16, 2005 in the amount of $5,571,321. The special cash dividend was declared in December 2005 and was paid in connection with the recognition of approximately $23.4 million in pre-tax income in the fourth quarter of 2005 due to a settlement related to licensing certain Stratagene technology to Cambridge Antibody Technology. The Company has no intentions of paying cash dividends in the foreseeable future. The Company’s credit facilities restrict the payment of dividends, and the Company received a consent from the lender under the credit facility to pay the January 6, 2006 dividend.
6. Stock Benefit Plans
     2000 Stock Option Plan, as amended and restated — In 2000, Stratagene adopted a stock option plan (the “2000 Plan”), which provides for the grant of options to employees of Stratagene or a subsidiary of Stratagene and BioCrest Holdings, LLC (“BCH”) or a subsidiary of BCH to purchase up to 2,000,000 shares of common stock at exercise prices of not less than the fair value of the common stock. Options under the 2000 Plan vest over a period determined by Stratagene’s board of directors, but not longer than five years. The options generally expire seven years after the grant date.
     In 2004, prior to the completion of the merger with Hycor, Stratagene amended and restated the 2000 Plan. As amended and restated, the stock option plan permits the issuance of options to purchase an aggregate of 3,000,000 shares of common stock. Options under the amended and restated 2000 Plan vest over a period determined by Stratagene’s board of directors, but not longer than five years. The options generally expire ten years after the grant date.
     2004 Independent Directors Option Plan — In June 2004, the Company adopted a director’s stock option plan for its independent directors. Approximately 300,000 shares of the Company’s common stock have been reserved for issuance under this plan. The independent directors each received an automatic award of an option to purchase 20,000 shares of common stock under the director’s stock option plan upon initial appointment or election to the Company’s board of directors and, thereafter, will receive an automatic award of an option to purchase up to 10,000 shares of common stock at each annual meeting occurring during their term as a member of Stratagene’s board of directors. The options vest in three equal annual installments on the anniversary date of such grant and expire ten years after the grant date. The price per share of these options equals 100% of the fair market value of a share of common stock on the date the option was granted.
     Stratagene Corporation 2006 Equity Incentive Award Plan (the “2006 Plan”) — The board of directors has adopted the 2006 Plan, subject to stockholder approval at the Annual Meeting of Stockholders to be held on June 1, 2006. Under this plan, employees, consultants and directors may receive grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and dividend equivalents in any combination, separately or in tandem. Approval of the 2006 Plan is necessitated in part by the Company’s desire to expand the types of equity awards that the board of directors may grant to its employees, consultants and directors. Additionally, the number of shares remaining available for issuance under the existing 2000 Stock Option Plan is not sufficient to meet the Company’s anticipated needs.
     If the 2006 Plan is approved, no new awards will be made under the 2000 Plan. Initially, the number of shares of Stratagene Common Stock that may be issued pursuant to awards granted under the 2006 plan shall not exceed an aggregate of 500,000 shares. The number of shares initially reserved for issuance under the 2006 Plan will be increased by the number of shares of Common Stock available for issuance and not subject to options granted under the 2000 Plan as of the date of the Annual Meeting, plus the number of shares of Common Stock related to options granted under the 2000 Plan that are forfeited, expire or are cancelled prior to being exercised on or after the date of the Annual Meeting. In addition, assuming approval of the 2006 Plan, the number of shares reserved for issuance pursuant to awards under the 2006 Plan will be automatically increased on each January 1 during the term of the 2006 Plan, commencing on January 1, 2007 and continuing until, and including, January 1, 2016. The annual increase in the number of shares shall be equal to the least of:
•	5% of the Company’s outstanding capital stock on such January 1;

•	750,000 shares; or

•	an amount determined by the Company’s board of directors.
          The number of shares of our Common Stock that may be issued pursuant to awards granted under the 2006 Plan shall not exceed, in the aggregate, 11,000,000 shares during the term of the Plan.
          Any shares that are represented by awards under the 2006 Plan that are forfeited, expire, or are canceled, or that are forfeited back to Stratagene or reacquired by Stratagene after delivery for any reason, or that are tendered to Stratagene or withheld to pay the exercise price or related tax withholding obligations in connection with any award under the 2006 Plan, will again be available for awards under the 2006 Plan. Only shares actually issued under the 2006 Plan will reduce the share reserve.

     The following table summarizes option activity for all approved plans:

		Weighted-
		average
		Exercise
	Options	Price
Outstanding, December 31, 2005	2,670,598	$8.98
Granted	31,500	10.54
Exercised	(26,468)	7.95
Forfeited	(53,333)	9.42

Outstanding, March 31, 2006	2,622,297	$9.00

Exercisable March 31, 2006	2,064,335	$9.16

     The weighted average remaining contractual term of outstanding options at March 31, 2006 is 6.41 years. The aggregate intrinsic value of such options is $5,412,706. The weighted average remaining contractual term of exercisable options at March 31, 2006 is 5.93 years. The aggregate intrinsic value of such options is $4,016,923.
     The following table summarizes nonvested option activity for all approved plans:

		Weighted-
		Average
		Grant Date
	Options	Fair Value
Nonvested, December 31, 2005	604,773	$3.10
Granted	31,500	4.72
Vested	(40,277)	.74
Forfeited	(38,034)	3.44

Nonvested, March 31, 2006	557,962	$3.34

     As of March 31, 2006, there was $750,515 of total unrecognized compensation costs related to non-vested share-based compensation arrangements under the various option plans. This cost is expected to be recognized over a weighted average period of 1.5 years.
     The following table summarizes information about Stratagene stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	average	Weighted-	Exercisable	Weighted-
	as of	Remaining	average	as of	average
	March 31,	Contractual	Exercise	March 31,	Exercise
Range of Exercise Prices	2006	Life (in Years)	Price	2006	Price
$1.63-$8.05	486,619	4.05	$6.92	371,656	$6.93
$8.11	464,650	8.21	8.11	408,650	8.11
$8.47-$9.20	339,250	8.66	8.65	30,500	8.78
$9.34	798,960	8.18	9.34	758,961	9.34
$9.60-$11.50	164,272	4.91	10.05	126,022	9.90
$12.00	368,546	2.01	12.00	368,546	12.00

	2,622,297	6.41	$9.00	2,064,335	$9.16

     Employee Stock Purchase Plan — In June 2004, the Company adopted the Stratagene Corporation Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the board of directors. Under the terms of the ESPP, purchases are made quarterly. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower. The initial quarterly purchase period began on July 1, 2004. During the quarters ended March 31, 2006 and 2005, 13,598 and 11,222 shares of common stock were issued under the ESPP from proceeds of $115,991 and $73,953, respectively. $33,030 of share-based compensation related to the ESPP was expensed in the quarter ended March 31, 2006.

7. Comprehensive Income
     Components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended
	March 31,	March 31
	2006	2005
Net income	$1,103,029	$2,935,292
Foreign currency translation gain (loss)	78,717	(254,982)
Unrealized gains (losses) on marketable debt securities	—	(484)

Comprehensive income, net of tax	$1,181,746	$2,679,826

8. Commitments and Contingencies
     Royalty Payments — The Company accrues and pays royalties in accordance with the applicable royalty contracts to which it is a party. Accrued expenses and other liabilities at March 31, 2006 and December 31, 2005 include $5.3 million of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the third quarter of 2005. The Company accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003 through late 2005, such royalty payments were withheld by the Company while the Company evaluated a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Stratagene’s financial position or results of operations could be materially affected if the parties subsequently determine that the royalties differ significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Following the expiration of these process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. The expiration of the United States patent in March 2005 resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene expects an additional $100,000 reduction per quarter in royalty expense beginning in the second quarter of 2006. The Company anticipates that this decrease in royalty expense may be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.
     Corporate Collaboration — Stratagene entered into a strategic partnership with Strand Life Sciences in December 2005 to develop a suite of next generation software solution products for sale. Under the terms of the agreement, Strand and Stratagene will collaborate on the design and development of innovative software products to address the increasingly complex demands of biological data analysis for life scientists. Stratagene will exclusively market and sell the jointly developed products. Under the agreements, Stratagene is required to make aggregate milestone payments of $0.9 million to Strand upon acceptance of certain deliverables In addition, Stratagene is required to make $1.5 million in minimum annual payments to Strand in the first twelve months after the first commercial sale or 60 days after final acceptance of the product. The minimum annual payments may be offset by $0.5 million of the milestone payments in the first twelve months. Stratagene will also be required to make $1.7 million in minimum annual payments to Strand in the second twelve months.
     Stratagene entered into an agreement with the Diagnostics Division of Bayer HealthCare LLC, or Bayer, in December 2005, whereby Bayer will purchase a customized version of Stratagene’s Mx3005P instrument system for use in a new platform Bayer is developing for performing molecular diagnostics tests worldwide. Under the terms of the agreement, Stratagene is developing customized software and system features for Bayer’s use. The agreement also calls for Stratagene to implement Quality System Regulations (QSR) and procedures under which Stratagene will manufacture the customized Mx3005P instrument system for Bayer. Stratagene receives milestone payments based upon completion of software-based customization and regulatory activities needed to meet Bayer’s clinical requirements.
     The Bayer agreement contains multiple elements. Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. We recognize revenue for delivered elements in accordance with SAB No. 104 and our revenue recognition policy and only when we determine that the earnings process is complete and all elements for recognition of contract revenue have been achieved.
     The Bayer agreement includes milestone payments during the development phase of the contract. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgement from our collaborator, provided that (i) the milestone event is substantive, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) there are no further performance obligations on the part of Stratagene. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement.
     Stratagene classifies costs associated with the Bayer agreement as research and development expenses.

     Stratagene also entered into a License, Manufacturing and Supply Agreement with privately-held Focus Diagnostics, Inc., or Focus in October 2005, to address the growing molecular diagnostics market for infectious diseases. Focus is a specialty diagnostics company that develops innovative infectious disease products and is a leading reference laboratory for infectious and immunological diseases. Under the agreement, Stratagene has granted Focus a non-exclusive license to its proprietary FullVelocity technology, and Stratagene will provide expertise and knowledge that Focus will use to develop selected molecular diagnostics testing kits and products. In exchange, Focus will pay Stratagene a royalty based on Focus’ sales of finished products. Stratagene will also manufacture the diagnostic products which Focus intends to commercialize globally. Additionally, Stratagene will manufacture and sell reagents to Focus for laboratory-developed tests to be used in Focus’ national reference laboratory.
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
     In March 2001, Stratagene was sued by Invitrogen Corporation in the United States District Court for the Western District of Texas (Austin). The complaint alleges (1) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) for lost profits and/or reasonable royalty damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that the ‘797 patent was not infringed by Stratagene. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, on remand from the Federal Circuit Court, the district court determined on Invitrogen’s motion for partial summary judgment that Stratagene infringed the ‘797 patent based on Stratagene’s then existing manufacturing process and further held on partial summary judgment, that while the ‘797 patent was not invalid for indefiniteness, the ‘797 patent was invalid because of public use under 35 U.S.C. § 102(b). Invitrogen appealed the district court’s ruling of invalidity, and oral arguments were heard before the Federal Circuit Court of Appeals in May 2005. In October 2005, the Federal Circuit Court reversed the district court’s summary judgment of invalidity due to public use, affirmed the district court’s partial summary judgment of infringement, affirmed the district court’s denial of summary judgment of invalidity due to indefiniteness, and remanded the case for further proceedings. Upon remand, the district court has set the case for trial in July 2006 and motions for summary judgment are set to be heard by the district court on April 28, 2006. Stratagene intends to vigorously pursue its claims and affirmative defenses, including various alternative grounds of invalidity and/or unenforceability of the ‘797 patent and that its current manufacturing process does not infringe the ‘797 patent.
     In November 2001, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Invitrogen Corporation with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Pursuant to a stipulation of the parties, the case is presently administratively stayed and no trial date is currently set for this case.
Takara Bio
     In November 2002, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Takara Bio with willful infringement of and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene and Takara Bio have now reached a mutually beneficial settlement resolving the district court litigation and a patent interference proceeding in the U.S. Patent & Trademark Office. Stratagene believes the principal financial effect of the settlement will be the avoidance of the costs and risks of continued litigation. Further, potential disputes in the future will be avoided through cross-licenses of the parties’ respective patent rights relating to enzyme blends.
Third Wave Technologies
     In September 2004, Stratagene was sued by Third Wave Technologies, Inc. (”Third Wave”) in the United States District Court for the Western District of Wisconsin. The complaint alleged that Stratagene infringed United States patent nos. 6,348,314 and 6,090,543, and has induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale and/or selling assays employing cleavage of nucleic acids, including at least its Full Velocity products. Third Wave sought a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it did not infringe a valid or enforceable claim of either patent. Stratagene also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. Stratagene sought an award of its fees and costs incurred in defending itself in this action. A jury trial commenced on August 22, 2005. The jury returned a verdict that the patents-in-suit were valid and infringed by Stratagene. Additionally, the jury returned a verdict for monetary damages in the amount of $5.3 million and that Stratagene’s infringement was willful. Based on the jury’s verdict, the district court permanently enjoined Stratagene from making, advertising, promoting the use of, selling, offering to sell, using, permitting to be used, contributing to the use, sale or offering for sale of, or inducing the use, sale or offering for sale the FullVelocity QPCR and FullVelocity QRT-PCR products, or any other product used in a method that meets all of the limitations of any of the asserted claims. Stratagene filed post trial motions to reverse or modify the jury verdicts and/or for a new trial. Third Wave filed post trial motions to treble the damages up to $15.9 million, and requested an award of attorneys’ fees and costs. On December 19, 2005, the district court awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. In January 2006, Stratagene posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals. On February 22, 2006, the district court confirmed the award of Third Wave attorneys’ fees and costs in the amount of $4.2 million. Stratagene appealed the district court’s award of attorneys’ fees and costs to the Federal Circuit Court of Appeals. In considering whether to record a loss contingency and, if so, an amount, Stratagene considered the guidance provided by FASB Statement No. 5, Accounting for Contingencies. The Company accrued $20.6 million in expense for the judgment awarded in this matter. This amount includes total damages of $15.9 million, attorneys’ fees and costs of $4.2 million, and pre-judgment interest of $0.5 million. In March 2006, Third Wave was awarded an additional $0.1 million for other court costs, bringing the total award to $20.7 million. Although the Company has now appealed the district court judgment to the Federal Circuit Court of Appeals, the Company has accrued $20.7 million, as management believes that it has met the conditions for accrual as stated in FASB Statement No. 5. Post-judgment interest at the rate of approximately 4.4% compounded annually remains in effect and unpaid unless the judgment is reversed.
     During 2005, the Company paid $2.9 million in legal fees to an outside law firm that represented the Company in a litigation matter that was tried before a jury. Subsequent to year end, the Company ended its attorney/client relationship with this firm. As of March 31, 2006, accrued but unpaid legal fees amounted to $0.8 million. Subsequent to year end, the Company indicated that it may pursue claims for damages against the outside law firm and the outside law firm indicated that it may adjust billing credits previously applied to payments made through the third quarter of 2005 in the amount of $1.1 million. The Company believes that it has fairly stated its legal expenses in 2005 and 2006 after considering these unresolved issues.
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
Applera Corporation
     In November 2004, Stratagene received notice of a patent infringement suit filed by Applera Corporation against it and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. In December 2004, Stratagene filed its answer to the complaint responding that it does not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. The court has not yet construed the claims of the ‘934 patents, and neither of the parties had filed summary judgment motions. An estimate of the possible loss or range of loss cannot be made at this time and Stratagene is unable to determine whether the outcome of the litigation could have a material impact on its results of operations, financial condition, or cash flows in any future period. This case is currently scheduled to be placed on the Court’s trial ready list in October 2006.
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
Ariadne Genomics
     In March 2005, Stratagene filed a demand for arbitration with the American Arbitration Association (“AAA”) against Ariadne Genomics, Inc. (“Ariadne”) for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement (the “Agreement”) executed in December 2002 between the parties. Ariadne filed counterclaims in the AAA, which Stratagene denied. The parties have now reached an amicable settlement of this matter. In October 2005, Stratagene and Ariadne executed a Binding Settlement Agreement Term Sheet (the “Term Sheet”) to resolve all of their disputes, and the parties are in the process of completing a comprehensive Settlement

Agreement. In brief, the settlement memorialized in the Term Sheet provides that Stratagene’s exclusive right to market, sell and distribute the software products covered by the Agreement between the parties has been confirmed, and that the term of that Agreement has been extended through December 31, 2005. In addition, Ariadne agreed to pay Stratagene a sum of $300,000 by December 31, 2005, which has now been paid. All proceedings between the parties will be dismissed with prejudice, and all disputes in the United States Patent & Trademark Office will be dismissed by agreement. After executing the Term Sheet, Stratagene and Ariadne entered into negotiations for a comprehensive settlement agreement, but have been unable to resolve certain remaining issues. Pursuant to the Term Sheet, any remaining disputes regarding the settlement or the parties’ claims against each other are to be submitted to binding arbitration before a single neutral arbitrator in San Diego County. That arbitration occurred on February 27, 2006. The arbitration decision was rendered on March 20, 2006, which affirmed and interpreted the parties’ Term Sheet and required certain actions on the part of both parties, none of which involved the payment of any monies to the other party. Ariadne then filed a request that the arbitration award be revised or amended. The arbitrator declined to do so in a ruling on April 19, 2006, declaring that the previous arbitration award was final and would not be changed.
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
9. Segment Information
     The Company operates in two business segments: research supplies and clinical diagnostics. Segment information is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Research	Clinical		Research	Clinical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Product sales from external customers	$18,331,867	$5,923,627	$24,255,494	$18,911,120	$5,688,920	$24,600,040
Income before income taxes	$(11,154)	$1,668,599	$1,657,445	$3,055,127	$1,396,092	$4,451,219
     At March 31, 2006 and December 31, 2005, total assets for each business segment were as follows:

	March 31, 2006			December 31, 2005
	Research	Clinical		Research	Clinical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Total assets	$73,609,051	$41,856,730	$115,465,781	$82,611,880	$42,069,887	$124,681,767

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our financial information includes the accounts and balances of Stratagene Corporation andits subsidiaries on a consolidated basis.
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements and include assumptions concerning our operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. Our actual results could differ materially from those expressed in or implied by these forward-looking statements as a result of various factors, including those set forth below under “Risk Factors.”
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Some of the statements in this Annual Report on Form 10-K, including, but not limited to, statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Annual Report by using words such as “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions, among other things. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include the absence of a public market for our common stock prior to the Hycor merger, our ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the possible termination of license agreements, fluctuations in operating results, dependence on key employees, our indebtedness, future capital requirements, the possibility of unproductive research and development projects, ability to manage growth, price volatility of our common stock, the impact of future sales of common stock on our stock price, potential declines in research and development budgets or funding and our ongoing ability to protect our own intellectual property rights and avoid violating the intellectual property rights of third parties.
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

Basis of Presentation
     Our financial information has been presented on a consolidated basis. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year or for any subsequent interim period.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
     Use of Estimates
     Preparing the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.
     Share-Based Compensation.
     Under our 2000 Stock Option Plan, as amended and restated and our 2004 Director Plan, we grant share-based awards to eligible employees and directors to purchase shares of our common stock. In addition, we have a qualified employee stock purchase plan in which eligible employees may elect to withhold up to 15% of their compensation up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions, to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower.
     The benefits provided by these plans qualify as share-based compensation under the provisions SFAS No. 123(R), which requires us to recognize compensation expense based on their estimated fair values determined on the date of grant for all share-based awards granted, modified or cancelled as of January 1, 2006 (the effective date). Prior to the effective date, we did not recognize any compensation cost in our income statements for share-based awards granted with an option price equal to the fair market value of the our common stock on the date of grant or employee stock purchase rights as we accounted for them under the recognition and measurement principles of APB No. 25, and its related interpretations and adopted the disclosure only provisions of SFAS No. 123.
     We adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period. Prior periods are not revised for comparative purposes. For the three months ended March 31, 2006, we recognized $0.2 million of compensation expense for employee stock options. At March 31, 2006, there was $0.8 million remaining in unrecognized compensation cost related to employee stock options, which are expected to be recognized over a weighted average period of 1.5 years.
     We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model), which was also used for the pro forma information required to be disclosed under SFAS No. 123. The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Income Statements. Among these include estimates of the risk-free interest rate, expected dividends, expected volatility of our stock price, the expected term of share-based awards, and the forfeiture rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of SFAS No. 123(R) in future periods.
     For share-based awards issued during the three months ended March 31, 2006, the risk-free interest rate assumption is based upon observed interest rates appropriate for the expected terms of our employee stock options. We paid a special $0.25 per share dividend to shareholders on January 6, 2006 as a result of a settlement with Cambridge Antibody Technology, but this dividend was not considered in the dividend yield of 0.0% as we have no intentions of paying cash dividends in the foreseeable future. The volatility factor was calculated based on the historical volatility of the Hycor and Stratagene stock prices and the consideration of trends and future events. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is calculated using the simplified method as described in the SEC’s SAB No. 107. Using the simplified method, options granted to employees with a four year vesting schedule have an expected life of 6.25 years and options granted to directors with a three year vesting schedule have an expected life of 6 years. The post-vesting forfeiture rate is based on our historical option cancellation information and was normalized for significant non-recurring employee terminations that occurred related to the merger with Hycor.
     Revenue Recognition
     We recognize revenue from research supplies, diagnostic and basic instrumentation product sales under the provisions of Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, which is generally when we ship our products, transfer title and eliminate our risk of loss. In accordance with Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, for instrumentation products where software is considered more than incidental to the product, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time we ship the product and transfer the title. When contractual acceptance clauses exist, we recognize revenue upon satisfaction of such clauses. We record amounts received in advance of performance or acceptance as deferred revenue.
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
     The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of March 31, 2006 and December 31, 2005:

Type of deferred revenue	2006	2005
Extended warranty, installation or maintenance agreement	59%	59%
License agreements	41%	41%

Total deferred revenue	100%	100%

     Some of our agreements contain multiple elements. Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. We recognize revenue for delivered elements in accordance with SAB No. 104 and our revenue recognition policy and only when we determine that the earnings process is complete and all elements for recognition of contract revenue have been achieved.
     Some of our agreements also contain milestone payments. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgement from our collaborator, provided that (i) the milestone event is substantive, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) there are no further performance obligations on the part of Stratagene. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement.

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
     Long-lived Assets
     We account for long-lived assets in accordance with the provisions of SFAS No. 142, Goodwill and Intangibles, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These Statements require that long-lived assets and certain identifiable intangible assets be reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. With the acquisition of Hycor in the second quarter of 2004, we have substantial amortizable and non-amortizable long-lived assets (including goodwill) that are reviewed for impairment annually and when there is an indication that the carrying value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment we would recognize is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less sale costs.
     Royalties
     We enter into license agreements in the ordinary course of our business, which require royalty payments to be made based on specified product sales. These agreements cover the majority of our products. We believe that we determine the royalties we calculate and accrue in accordance with the patent license agreement. However, our royalty calculations are subject to review by the license holder. Therefore, our financial position, results of operations, or cash flows could be materially affected if the parties determine that the royalties differ significantly from the amounts we have recorded. From mid-2003 through late 2005, we withheld payments to a license holder while we evaluated a possible overpayment in the royalties we paid in prior periods. During this time, we continued to accrue and record the estimated quarterly royalty payable under the patent license agreement and reported this amount to the license holder. As of March 31, 2006, the amount of accrued and unpaid royalties related to this patent license agreement was approximately $5.3 million. The patent underlying this royalty obligation expired in the United States in March of 2005 and resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents in 2006 and 2007, we expect an additional $100,000 reduction in royalty expense beginning in the second quarter of 2006. We anticipate that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.
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
     Research and Development
     We focus our research and development efforts on developing products that use innovative technologies in both our Research Supplies and Clinical Diagnostics product lines. Research and development costs are expensed as incurred. For the three months ended March 31, 2006 and for the year ended December 31, 2005, our research and development expenses totaled approximately $3.4 million and $12.4 million, respectively, and we intend to spend between 13% and 15% of our revenues on research and development activities for at least the next few years.
     We have numerous ongoing research and development initiatives. Some of the efforts are for new product technologies, while others are designed to support an existing product or products relating to one of our more than 4,000 stock keeping units, which cover approximately 85 existing product categories. In addition, the funds we used in our research and development activities are allocated among the various technologies and products in which we are currently involved and are not concentrated to one specific product or product line.
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
Results of Operations
     Three months ended March 31, 2006 compared to three months ended March 31, 2005

     Revenues
     For the three months ended March 31, 2006, total revenue decreased approximately $0.3 million or 1.4% compared to the three months ended March 31, 2005. The decrease in revenue was a result of overall declines in our research supplies segment of approximately $1.1 million for the three months ended March 31, 2006 as compared to sales in the same segment for the three months ended March 31, 2005. This decrease was offset by increased royalty revenue of approximately $0.1 million as well as increased contract revenue of $0.4 million related to the Bayer HeathCare agreement for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Additionally, we recognized growth during the three months ended March 31, 2006 in our allergy and autoimmune product lines from our clinical diagnostics segment of approximately $0.5 million or 2% when compared to the three months ended March 31, 2005.
     As a result of the strengthening US dollar, we recorded a negative foreign exchange impact to revenue of approximately $0.8 million or 3% of total revenue for the three months ended March 31, 2006 when compared to the foreign exchange rates for the three months ended March 31, 2005. Additionally, increased back log of approximately $0.4 million for the three months ended March 31, 2006 as compared to backlog for the three months ended March 31, 2005 contributed to the revenue decline.
     We expect that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.
     Cost of product sales
     Cost of product sales remained constant for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. As a percentage of sales, cost of product sales increased from 35.0% for the three months ended March 31, 2005 to 36.2% for the three months ended March 31, 2006. This increase in cost of product sales was primarily due to increases in material and labor costs during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase was offset by decreased royalty expenses due to the expiration of certain patents held by a third party during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
     Research and Development Expenses
     Research and development expenses increased approximately $0.5 million or 17.3% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the performance of services related to the development agreement with Bayer HealthCare. We also recognized increased software development expense related to the development agreement with Strand Life Sciences to develop a suite of next generation software solution products for sale. As a percentage of total revenue, research and development expenses increased from 11.7% for the three months ended March 31, 2005 to 14.0% for the three months ended March 31, 2006.
     We expect to see continued increases in research and development spending in 2006 for both the Bayer HealthCare and the Strand agreements over fiscal year 2005 research and development expenses.
     Selling and Marketing Expenses
     Selling and marketing expenses increased approximately $0.6 million, or 11.6%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in spending was due to increased costs for selling and marketing personnel as well as increased marketing communications expense associated with new product introductions for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of total revenue, selling and marketing expenses increased from 20.3% for the three months ended March 31, 2005 to 23.0% for the three months ended March 31, 2006.
     General and Administrative Expenses
     General and administrative expenses increased approximately $0.9 million, or 21.9%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was due to legal expenses related to patent litigation, which increased by approximately $1.0 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was offset by $0.1 million in decreased spending in other general and administrative areas. As a percentage of total revenue, general and administrative expenses increased from 16.7% for the three months ended March 31, 2005 to 20.6% for the three months ended March 31, 2006.
Other operating expenses
     Other operating expenses increased $0.2 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The three months ended March 31, 2006 includes a litigation charge of approximately $123,000 related to the Third Wave litigation. (See Note 8 to the financial statements.) In addition, impairment of long-lived assets of increased $27,574, from $20,025 for the three months ended March 31, 2005 to $47,599 for the three months ended March 31, 2006. This expense relates to writing-off the remaining unamortized balances of patents that we believe are not recoverable.
     Total Other Income (Expense), Net
     Total other income, net of expense, decreased approximately $0.3 million, or 100.4%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease was partially due to a gain recognized during the three months ended March 31, 2005 of $0.5 million as a result of a litigation settlement. Additionally, we recorded $0.2 million more in interest expense for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to post-judgment interest at an annual rate of approximately 4.4% on the Third Wave Technologies award of $20.6 million. We will continue to record this interest expense until this litigation matter is concluded in the Federal Circuit Court of Appeals. Offsetting the increased interest expense was an increase in interest income of approximately $0.3 million due higher cash balances. We also recognized approximately $0.1 million less in foreign currency transaction losses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
     Income Taxes
     We recorded $0.6 million in tax expense for the three months ended March 31, 2006 as compared to $1.5 million recorded for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2006 was 33.5% compared to 34.1% for the three months ended March 31, 2005.
     We recognize state research and development and other credits when they are generated. We recognize excess credits for mature operating entities and we will use these credits to offset future taxable income as we believe it is more likely than not that we will realize the credits.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, selling and marketing expenses, debt service, capital expenditures, working capital and general corporate purposes. We have funded these expenses through cash from operations, supplemented with borrowings under credit facilities and other debt instruments.
     For the three months ended March 31, 2006 and 2005, we generated net cash from operating activities of approximately $1.2 million and $3.4 million, respectively. We used net cash for investing activities of approximately $21.8 million and $0.7 for the three months ended March 31, 2006 and 2005, respectively. Capital expenditures and additions to patents for the three months ended March 31, 2006 totaled approximately $0.4 million and $0.1 million, respectively, as compared to $0.4 million and $0.3 million, respectively, for the three months ended March 21, 2005. Changes in restricted cash for the three months ended March 31, 2006 and 2005 totaled approximately $21.2 million and $0.2 million, respectively. (See Note 4 to the financial statements for more information on restricted cash, which was primarily the result of a $21.0 million surety bond posted in the Third Wave litigation.)
     We used net cash of $10.8 million and $3.7 million for financing activities for the three months ended March 31, 2006 and 2005, respectively. This included the repayment of $5.5 million and $3.8 million in debt for the three months ended March 31, 2006 and 2005, respectively, as well as the payment of dividend to shareholders of $5.6 million during the three months ended March 31, 2006.

     Based on our review of our accounts receivables, an allowance for doubtful accounts is accrued, however, we do not write off individual accounts receivable until we have exhausted substantially all avenues of legal recourse to collect the outstanding amount. The actual write-off for the three months ended March 31, 2006 was minimal. No significant change to future liquidity is anticipated.
     Accounts receivable used cash of approximately $1.5 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively, primarily due to the timing of sales within the quarters.
     Accrued expenses and other liabilities was a use of cash of approximately $1.4 million for the three months ended March 31, 2006 primarily due to the pay out of bonuses during the first quarter of 2006. Accrued expenses and other liabilities was a use of cash of approximately $0.3 million for the three months ended March 31, 2005.
     Capital expenditures for property and equipment were $0.4 million for both the three months ended March 31, 2006 and 2005. We currently anticipate capital spending on property and equipment to be in the range of $2.0 million to $2.5 million in fiscal 2006.
     We had cash, cash equivalents, and restricted cash totaling approximately $30.6 million and $40.7 million at March 31, 2006 and December 31, 2005, respectively, and working capital of approximately $21.0 million and $18.9 million at March 31, 2006 and December 31, 2005, respectively.
     As of March 31, 2006, BioCrest Manufacturing, L.P., our consolidated subsidiary, had approximately $4.0 million in total debt, which relates to industrial revenue bonds.
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
     Borrowings under the reducing revolving line of credit bear interest at a variable rate equal to the one-month LIBOR rate plus 2.55%, and the reducing revolving line of credit under the original credit facility agreement matures in January 2007. In January 2006, we entered into an amendment to the credit agreement, which provided for the extension of the reducing revolving line of credit to July 2008. The reducing revolving line of credit includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The reducing revolving line of credit also contains restrictive covenants requiring us to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. As of March 31, 2006, we were in compliance with all covenants.
     The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 3.24% as of March 31, 2006 and 2.57% for the year ended December 31, 2005. Under the instrument governing the industrial revenue bonds, we were required to make sinking fund payments of $870,000 per year through April 2004 and $735,000 in April 2005. Thereafter, we are required to make sinking fund payments of $240,000 per year through April 2021, and then $175,000 in April 2022 when the bonds mature.
     On January 24, 2006, we posted a $21.0 million surety bond related to the Third Wave jury verdict of $20.6 million in order to permit us to appeal the verdict without being subject to collect activities by Third Wave. The $20.6 million is comprised of trebled damages of $15.9 million, reimbursement of attorney’s fees and costs of $4.2 million, and pre-judgment interest of $0.5 million in the Third Wave litigation. Post-judgment interest will also accrue at an annual percentage rate of approximately 4.4%. In March 2006, Third Wave was awarded an additional $0.1 million for other court costs, bringing the total award to $20.7 million. The cost of such surety bond was $84,000, and the bond is secured by $21.0 million of cash, which is being held in an interest bearing restricted account. If we are ultimately required to pay out all or a portion of the $20.7 million upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact our cash position. We currently have the ability to pay such damage award with our existing cash resources.
     In January 2006 we paid a special one-time cash dividend of $0.25 per common share to stockholders of record as of December 16, 2005, which amounted to approximately $5.6 million. We received a consent from the lender under our reducing revolving credit facility with respect to the declaration and payment of this dividend.
     We expect that our current cash and cash equivalents, short-term investments, funds from operations and interest income earned thereon will be sufficient to fund our current operations for at least 12 months and the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our profitability, future business acquisitions, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.
     Contractual Obligations
     We lease certain facilities under noncancelable operating leases, with facility leases for our headquarters in La Jolla and our offices in Garden Grove, California, the Netherlands, Germany, Scotland and Japan expiring on various dates between September 30, 2006 and September 30, 2008.
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
     Employment agreements that we have entered into with certain of our officers have salary ranges from $250,000 to $500,000. Such agreements are typically short in duration but are subject to successive automatic one year renewals unless one party gives proper notice of its intention not to renew the employment agreement. These agreements generally provide for severance benefits if we terminate the officer other than for cause, as defined in the employment agreements.
     As discussed in Note 8 to the financials statements, we have entered into several license or collaboration agreements. The Strand Life Sciences (“Strand”) agreement requires us to make aggregate milestone payments of $0.9 million to Strand upon our acceptance of certain deliverables. In addition, these agreements require us to make $1.5 million in minimum annual payments to Strand in the first twelve months after our first commercial sale or 60 days after our final acceptance of the product. The minimum annual payments may be offset by $0.5 million of the milestone payments in the first twelve months. These agreements also required us to make $1.7 million in minimum annual payments to Strand in the second twelve months. The contractual obligations table below reflects these obligations.
     We also entered into an agreement with the Diagnostics Division of Bayer HealthCare LLC, or Bayer, in December 2005, whereby Bayer will purchase a customized version of our Mx3005P instrument system for use in a new platform Bayer is developing for performing molecular diagnostics tests worldwide. Under the terms of the agreement, we are developing customized software and system features for Bayer’s use. The agreement also calls for us to implement Quality System Regulations (QSR) and procedures under which we will manufacture the customized Mx3005P instrument system for Bayer.
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

     The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2005:

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating leases	$4,502,174	$1,969,071	$2,533,103	—	—
Principal under reducing revolving line of credit (1)	5,500,000	5,500,000	—	$—	$—
Principal on long-term debt	4,015,000	240,000	720,000	$480,000	$2,575,000
Collaborative agreements	3,200,000	1,500,000	1,700,000	—	—
Employment agreements	794,382	597,507	196,875	—	—
Other purchase commitments	3,056,000	3,056,000	—	—	—

Total contractual obligations	$21,067,556	$12,862,578	$5,149,978	$480,000	$2,575,000

(1)	The principal due under the reducing revolving line of credit was paid in full on January 3, 2006.
     Assuming that long-term debt principal payments are made according to their respective payment schedules, the future aggregate interest expense on long-term debt would be approximately $1.2 million.
Off-Balance Sheet Arrangements
     At March 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to certain financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
New Accounting Pronouncements
     None
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Foreign Currency Translation/Transaction
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
     Our international sales expose us to foreign currency risk in the ordinary course of our business. Our foreign subsidiaries generated approximately 33% of our revenue for each of the three months ended March 31, 2006 and 2005, respectively. The foreign subsidiaries sell products in various local currencies that they collect at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. We include realized gains and losses from foreign currency transactions in operations as incurred.
     For financial reporting purposes, we translate the foreign subsidiaries’ income statements from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in our consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the three months ended March 31, 2006, the net impact to our reported sales from the effect of exchange rate fluctuations was a decrease of approximately $0.8 million, when compared to the exchange rates for the three months ended March 31, 2005.
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
     Interest Rates
     We generally invest our cash and cash equivalents in money market accounts and short-term debt instruments of highly rated credit issuers. We limit the amount of credit exposure to any one issuer and seek to improve the safety and likelihood of preserving our invested funds by limiting default risk and market risk. Based on our short-term investment portfolio at March 31, 2006, we believe that a 10% rise or fall in interest rates would have had no material impact on our financial statements.
     The following table shows the average interest rate for the three months ended March 31, 2006 for each of our long-term debt obligations:

Average Interest Rate for
the Three Months Ended
Long-term Debt Obligations	March 31, 2006
Reducing revolving line of credit	7.16%
Industrial revenue bonds	3.24%
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
     Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that we record, process, and summarize information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, and that we report such information within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     We carried out an evaluation, under our management’s supervision and participation, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control
     There have been no changes in our internal control over financial reporting during our first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is contained in Note 8 to our Consolidated Financial Statements for the period ended March 31, 2006, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.
Item 1A. Risk Factors
     It is important to carefully consider the following risks, together with other matters described in this Form 10-Q or in other documents referred to in this Form 10-Q in evaluating our business and prospects. If any of the following risks occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair business operations.
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
     As of March 31, 2006, Joseph A. Sorge, M.D., our founder, chairman of the board of directors, chief executive officer and president, beneficially owned approximately 60% of our outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of our stockholders, including electing directors and approving mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in our change of control, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.
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
     As of March 31, 2006, we had approximately $4.0 million of outstanding indebtedness related to industrial revenue bonds. We also have a $9.0 million reducing revolving line of credit. At March 31, 2006, there was $9,030 outstanding under this revolving credit facility, which was paid in full in April 2006. Our indebtedness could have negative consequences for us, including the following:
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
     In addition, we are involved in litigation with Third Wave Technologies regarding patents relating to certain assays for the detection of nucleic acids. In a jury trial in August 2005, the jury returned a verdict that the patents-

in-suit were valid and infringed by us, for monetary damages in the amount of $5.3 million, and that our infringement was willful. Based on the jury’s verdict, the district court permanently enjoined us from further infringement. The district court recently awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount of $4.2 million, pre-judgment interest of $0.5 million and $0.1 million of additional court costs. We have posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals.
     We are also involved in litigation with Invitrogen Corporation and Takara Bio regarding one of our patents relating to polymerase blend products. As part of the patent infringement claims in these matters, we seek monetary damages, injunctive relief and attorneys’ fees. As stated above, the outcome of any such litigation or appeal is inherently uncertain.
     These cases are described in further detail in Item 3 — Legal Proceedings of this report. The cost of litigation and the amount of management time associated with these cases is significant. There can be no assurance that these matters will be resolved favorably; that we will continue to be able to sell the products in question or other products as a result; or that any monetary or other damages assessed against us will not have a material adverse effect on the company. Even a successful outcome may take years to achieve and the costs associated with such litigation, in terms of dollars spent and diversion of management time and resources, could seriously harm our business.
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
     We are not an “accelerated filer” as of March 31, 2006 because the aggregate market value of our common stock held by non-affiliates as of June 30, 2005 was not equal to or greater than $75.0 million. However, we will not be able to determine if we will be subject to the rules regarding management’s report on internal control over financial reporting for the fiscal year ending December 31, 2006 until June 30, 2006. If the aggregate market value of our common stock held by our non-affiliates as of June 30, 2006 is equal to or greater than $75.0 million, then we will become an “accelerated filer” effective as of December 31, 2006 and will be required to comply with the rules regarding management’s report on internal control over financial reporting for fiscal 2006. Conversely, if the aggregate market value of our common stock held by non-affiliates as of June 30, 2006 is less than $75.0 million, then we will continue to be a “non-accelerated filer” for fiscal 2006 and will not be required to comply with the rules regarding management’s report on internal control over financial reporting until the fiscal year ending December 31, 2007. Notwithstanding the extension of this compliance date, we are currently making efforts to prepare ourselves to be able to comply with such requirements. These efforts include documenting, evaluating the design, and testing the effectiveness of our internal control over financial reporting. During this process, we expect to make improvements in the design and operation of our internal control over financial reporting, including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls.
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
     As of March 31, 2006, we had approximately 22.4 million shares of common stock outstanding. We have entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, we will file a registration statement under the Securities Act covering 2,000,000 shares of our common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.1 million shares of our common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act. The sale by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.
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
     Including sales made by our subsidiaries and distributors, our products are currently marketed in over 60 countries throughout the world. Measured in U.S. dollars, our revenue outside the United States for the three months ended March 31, 2006 was approximately 33%. In addition, approximately 18% of our total sales for the three months ended March 31, 2006 were for products exported from the United States. We expect that international sales will continue to account for a significant percentage of our revenues for the foreseeable future, in part because we intend to expand our international operations. There are a number of risks arising from our international business, including:
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
Item 6. Exhibits

Exhibit
Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the registrant *

3.2	Amended and Restated Bylaws of the registrant*

10.1	Form of Employment Agreement, dated March 10, 2006, with Steve R. Martin, David A. Weber and John R. Pouk**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.

**	Incorporated by reference from the Current Report on Form 8-K filed March 15, 2006.

***	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATAGENE CORPORATION
Date: May 15, 2006	By:	/s/ Joseph A. Sorge, M.D.
Joseph A. Sorge, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Steve R. Martin
Steve R. Martin
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)