Form 10-Q
period 2006-06-30
STRATAGENE  CORP
filed 2006-08-10
CIK 1108674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006

Common Stock, $0.0001 Par Value	22,410,599

STRATAGENE CORPORATION
Quarterly Report on Form 10-Q

     Note: Items 2, 3, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,157,154	$40,508,365
Restricted cash	21,396,352	192,388
Accounts receivable, less allowance for doubtful accounts and sales returns of $525,235 and $580,182 at June 30, 2006 and December 31, 2005, respectively	13,468,359	11,530,214
Income taxes receivable	259,984	1,520,466
Inventories	12,889,872	13,249,815
Deferred income tax assets	12,996,467	10,003,948
Prepaid expenses and other current assets	2,661,272	2,134,828

Total current assets	75,829,460	79,140,024
Property and equipment, net	10,986,224	11,266,939
Other assets	474,800	395,453
Goodwill	27,234,214	27,234,214
Intangible assets	6,555,804	6,645,137

Total assets	$121,080,502	$124,681,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,074,958	$5,373,865
Dividend payable	—	5,571,321
Accrued expenses and other liabilities	50,319,396	42,776,252
Current portion of long-term debt	240,000	5,740,000
Deferred revenue, current	1,217,834	736,142

Total current liabilities	57,852,188	60,197,580
Deferred revenue	568,297	315,634
Long-term debt, less current portion	3,535,000	3,775,000
Deferred income tax liabilities	1,621,030	1,621,040
Other liabilities	259,976	282,287

Total liabilities	63,836,491	66,191,541

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,410,599 and 22,319,250 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,241	2,232
Additional paid-in capital	55,424,858	54,398,471
Unearned stock-based compensation	(15,876)	(48,294)
Retained earnings	3,089,179	5,731,260
Accumulated other comprehensive loss	(1,256,391)	(1,593,443)

Total stockholders’ equity	57,244,011	58,490,226

Total liabilities and stockholders’ equity	$121,080,502	$124,681,767

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Product sales	$23,117,022	$24,595,429	$46,874,675	$48,808,997
Royalty revenue	286,529	295,966	784,370	682,438

Total revenue	23,403,551	24,891,395	47,659,045	49,491,435
Costs and expenses:
Cost of product sales	8,286,376	8,693,241	16,749,796	17,159,269
Research and development	3,107,750	2,860,652	6,496,562	5,749,262
Selling and marketing	5,553,705	5,420,910	11,123,299	10,413,616
General and administrative	4,485,102	4,932,163	9,489,354	9,038,550
Litigation charges	7,932,966	—	8,056,024	—
Other operating expenses	20,889	—	68,489	20,025

Total operating costs and expenses	29,386,788	21,906,966	51,983,524	42,380,722

Income (loss) from operations	(5,983,237)	2,984,429	(4,324,479)	7,110,713

Other non-operating income and expenses:
Loss on foreign currency transactions	(29,472)	(4,722)	(52,950)	(118,572)
Other income (expense), net	(18,956)	(20,084)	28,382	512,623
Interest expense	(276,307)	(58,909)	(589,484)	(157,952)
Interest income	302,862	3,962	590,867	9,083

Total other non-operating income (expense)	(21,873)	(79,753)	(23,185)	245,182

Income (loss) before income taxes	(6,005,110)	2,904,676	(4,347,664)	7,355,895
Income tax (expense) benefit	2,259,999	(767,232)	1,705,583	(2,283,159)

Net income	$(3,745,111)	$2,137,444	$(2,642,081)	$5,072,736

Earnings per share:
Basic	$(0.17)	$0.10	$(0.12)	$0.23
Diluted	$(0.17)	$0.10	$(0.12)	$0.23

Weighted average shares:
Basic	22,382,732	22,056,129	22,353,817	22,043,800
Diluted	22,382,732	22,230,127	22,353,817	22,170,835
See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,642,081)	$5,072,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,801,934	1,857,496
Stock-based compensation	322,619	338,688
Impairment of long-lived assets	68,488	20,025
Bad debt expense	48,038	(154,448)
Excess and obsolete inventory (recovery) expense	(116,068)	326,238
Loss on disposal of assets	61,048	4,531
Deferred income taxes	(2,992,520)	16,827
Changes in assets and liabilities:
Accounts receivable	(1,817,148)	(886,567)
Inventories	633,133	(1,479,219)
Prepaid expenses and other current assets	(518,269)	(1,085,574)
Income taxes receivable	1,312,902	—
Other assets	(73,180)	(29,140)
Accounts payable	728,440	1,373,830
Accrued expenses and other liabilities	7,367,092	1,261,265
Deferred revenue	720,798	(123,122)
Other liabilities	(22,310)	284,754
Income taxes payable	—	242,215

Net cash provided by operating activities	4,882,916	7,040,535

Cash flows from investing activities:
Purchases of property and equipment	(883,646)	(816,927)
Additions to intangible assets	(652,933)	(749,012)
Proceeds from maturities of marketable debt securities	—	130,000
Changes in restricted cash	(21,203,964)	511,210

Net cash used in investing activities	(22,740,543)	(924,729)

Cash flows from financing activities:
Principal payments on long-term debt	(240,000)	(735,000)
Borrowings under line of credit	9,030	45,957
Payments under line of credit	(5,509,030)	(4,902,429)
Distributions to shareholders	(5,571,321)	—
Proceeds from issuance of common stock	663,113	289,992

Net cash used in financing activities	(10,648,208)	(5,301,480)
Effects of foreign currency exchange rates on cash	154,624	(93,618)

Net increase (decrease) in cash	(28,351,211)	720,708
Cash and cash equivalents at beginning of period	40,508,365	4,890,458

Cash and cash equivalents at end of period	$12,157,154	$5,611,166

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$95,807	$113,030
Income taxes	$32,103	$1,858,500
See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
1. Basis of Presentation
     The consolidated financial statements of Stratagene Corporation and its subsidiaries (collectively, “Stratagene” or the “Company”) for the three and six months ended June 30, 2006 and 2005 are unaudited. These financial statements include all adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2006 and the consolidated results of operations and cash flows of the Company for the six months ended June 30, 2006 and 2005.
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
     New Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact that adopting FIN 48 will have on our financial results in future periods.
2. Earnings Per Share (“EPS”)
     Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS also includes the dilutive effects of the Company’s outstanding common stock options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Weighted average shares:
Basic	22,382,732	22,056,129	22,353,817	22,043,800
Effect of dilutive common stock options	—	173,998	—	127,035

Diluted	22,382,732	22,230,127	22,353,817	22,170,835

     The Company had a net loss for the three and six months ended June 30, 2006, therefore, the weighted average shares used in the calculation of basic and diluted net loss per common share are the same. Options outstanding totaling 1,834,698 for the three month period ended June 30, 2005 and 2,546,477 for the six month period ended June 30, 2005 were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

3. Accounting for Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS No. 123(R). In accordance with the new rule, the Company adopted the accounting provisions of SFAS No. 123(R) beginning in the first quarter of 2006.
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
     The weighted-average estimated fair values of employee stock options granted during the three and six months ended June 30, 2006 were $2.94 and $3.05, respectively. The weighted-average estimated fair values of employee stock granted under Stratagene Corporation’s Employee Stock Purchase Program (“ESPP”) during the three and six months ended June 30, 2006 were $1.41 and $1.82 using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the three and six months ended June 30, 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	Options	ESPP	Options	ESPP
Risk free interest rate	5.0%	5.0%	5.0%	4.8%
Dividend yield	0%	0%	0%	0%
Volatility factor	45%	45%	45%	45%
Expected life (in years)	4.8 years	0.25 years	4.8 years	0.25 years
Pre-vesting forfeiture rate	7%	NA	7%	NA
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected terms of the Company’s employee stock options. The Company paid a special $0.25 per share dividend to shareholders on January 6, 2006 as a result of a settlement with Cambridge Antibody Technology, but this dividend was not considered in the dividend yield of 0.0% as the Company has no intentions of paying cash dividends in the foreseeable future. The volatility factor was calculated based on the historical volatility of the Hycor and Stratagene stock prices and the consideration of trends and future events. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is calculated using the simplified method as described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB No. 107”). Using the simplified method, options granted to employees with a four year vesting schedule have an expected life of 6.25 years and options granted to directors with a three year vesting schedule have an expected life of 6 years. Due to the fact that options vest ratably over the vesting period, the weighted average expected life is calculated as 4.8 years. The pre-vesting forfeiture rate is based on the Company’s historical option cancellation information and was normalized for significant non-recurring employee terminations that occurred related to the merger with Hycor.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, including those granted under the ESPP, recognized for the three and six months ended June 30, 2006 was comprised as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Capitalized to inventory	$12,197	$21,693

Cost of product sales	22,318	38,005
Research and development	35,919	69,231
Selling and marketing	36,976	70,183
General and administrative	93,680	181,774

Share-based compensation expense before taxes	188,893	359,193
Related income tax benefits	(63,279)	(120,330)

Share-based compensation expense after taxes	$125,614	$238,863

Net share-based compensation expense, per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
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
     For purposes of pro forma disclosures under SFAS No. 123 for the three and six months ended June 30, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income as reported	$2,137,444	$5,072,736
Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(49,407)	(2,146,512)

Pro forma net income	$2,088,037	$2,926,224

Earnings per common share:
Basic – as reported	$0.10	$0.23
Basic – pro forma	$0.09	$0.13
Diluted – as reported	$0.10	$0.23
Diluted – pro forma	$0.09	$0.13
Options to Non-Employees
     Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measured. The fair value for these options is based on the Black-Scholes pricing model using the assumptions described above. The Company recognized ($127,334) and $50,849 of stock-based compensation expense (income) for the three months ended June 30, 2006 and 2005, respectively, and ($68,905) and $98,866 of stock-based compensation expense (income) for the six months ended June 30, 2006 and 2005, respectively. The expense (income) was recorded in research and development expense. The total deferred charges for options granted to non-employees are re-measured quarterly as the underlying options vest and are included in additional paid-in capital in the financial statements.
4. Balance Sheet Information
     Restricted Cash
     Restricted cash totaled $21,396,352 and $192,388 at June 30, 2006 and December 31, 2005, respectively. Total interest earned on restricted cash was $249,573 and $494 for the three months ended June 30, 2006 and 2005, respectively, and $425,263 and $3,165 for the six months ended June 30, 2006 and 2005, respectively.
     Restricted cash deposits primarily relate to a $21.0 million civil supersedeas bond that Stratagene posted in order to permit the Company to appeal a judgment of the district court related to litigation with Third Wave Technologies without being subject to collection activities by Third Wave. This bond is secured by $21.0 million of cash in an interest-bearing restricted account. For further detail on this litigation, see Note 8, Commitments and Contingencies – Legal.
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

     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

	June 30,	December 31,
	2006	2005
Raw materials and supplies	$5,152,066	$4,955,062
Work-in-process	3,101,307	3,854,153
Finished goods	4,636,499	4,440,600

Total	$12,889,872	$13,249,815

     Intangible Assets and Goodwill
     The following sets forth the Company’s intangible assets by major asset class:

		June 30, 2006			December 31, 2005
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Intangible assets subject to amortization:
Amortizable patents and other	2 – 7 years	$9,234,813	$4,765,553	$4,469,260	$8,696,142	$4,284,418	$4,411,724
Amortizable intangible assets	1 – 5 years	$1,189,000	$677,456	$511,544	$1,189,000	$530,587	$658,413
Intangible assets not subject to amortization:
Non-amortizable intangible assets		$1,575,000	$—	$1,575,000	$1,575,000	$—	$1,575,000
Goodwill		$27,234,214	$—	$27,234,214	$27,234,214	$—	$27,234,214

		$39,233,027	$5,443,009	$33,790,018	$38,694,356	$4,815,005	$33,879,351

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
     Amortization expense totaled approximately $337,000 and $320,000 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense totaled approximately $674,000 and $633,000 for the six months ended June 30, 2006 and 2005, respectively.
     Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2006	2005
Accrued compensation	$2,234,632	$3,406,685
Accrued royalties	17,137,458	17,208,443
Litigation accruals	29,101,124	20,600,352
Warranty	210,303	233,299
Other accrued expenses and liabilities	1,635,879	1,327,473

Total	$50,319,396	$42,776,252

5. Stockholders’ Equity
The following table summarizes equity transactions during the six months ended June 30, 2006:

			Additional	Unearned		Accumulated Other	Total
	Common Stock		Paid-in	Stock-based	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss	Equity
Balance as of January 1, 2006	22,319,250	$2,232	$54,398,471	$(48,294)	$5,731,260	$(1,593,443)	$58,490,226
Amortization of unvested options acquired in the Hycor merger	—	—	—	32,418	—	—	32,418
Common stock issued pursuant to employee stock purchase plan	33,467	3	214,141	—	—	—	214,144
Common stock issued upon exercise of stock options	57,882	6	448,963	—	—	—	448,969
Tax benefit received from the exercise of stock options	—	—	51,302	—	—	—	51,302
Compensation expense for non-employee stock options	—	—	(68,905)	—	—	—	(68,905)
Compensation expense for employee stock options and employee stock purchase plan	—	—	380,886	—	—	—	380,886
Net income (loss)	—	—	—	—	(2,642,081)	—	(2,642,081)
Foreign currency translation	—	—	—	—	—	337,052	337,052

Balance as of June 30, 2006	22,410,599	$2,241	$55,424,858	$(15,876)	$3,089,179	$(1,256,391)	$57,244,011

     On January 6, 2006, the Company paid a special cash dividend of $0.25 per share to holders of record of Stratagene’s common stock as of December 16, 2005 in the aggregate amount of $5,571,321. The special cash dividend was declared in December 2005 and was paid in connection with the recognition of approximately $23.4 million in pre-tax income in the fourth quarter of 2005 due to a settlement related to licensing certain Stratagene technology to Cambridge Antibody Technology. The Company has no intentions of paying cash dividends in the foreseeable future. The Company’s credit facilities restrict the payment of dividends, and the Company received a consent from the lender under the credit facility to pay the January 6, 2006 dividend.
6. Stock Benefit Plans
     2000 Stock Option Plan, as amended and restated — In 2000, Stratagene adopted a stock option plan (the “2000 Plan”), which provides for the grant of options to employees of Stratagene or a subsidiary of Stratagene and BioCrest Holdings, LLC (“BCH”) or a subsidiary of BCH to purchase up to 2,000,000 shares of common stock at exercise prices of not less than the fair value of the common stock. Options under the 2000 Plan vest over a period determined by Stratagene’s board of directors, but not longer than five years. The options generally expire seven years after the grant date. BCH was dissolved on February 9, 2006.
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
     Stratagene Corporation 2006 Equity Incentive Award Plan (the “2006 Plan”) — On June 1, 2006, the Company’s shareholders approved the 2006 Plan. Under this plan, employees, consultants and directors may receive grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and dividend equivalents in any combination, separately or in tandem. Approval of the 2006 Plan was necessitated in part by the Company’s desire to expand the types of equity awards that the board of directors may grant to its employees, consultants and directors. Additionally, the number of shares remaining available for issuance under the existing 2000 Stock Option Plan was not sufficient to meet the Company’s anticipated needs.

     As a result of the 2006 Plan, no new awards will be made under the 2000 Plan. Initially, the number of shares of Stratagene Common Stock that may be issued pursuant to awards granted under the 2006 Plan shall not exceed, in the aggregate, 500,000 shares. The number of shares of Common Stock initially reserved for issuance under the 2006 Plan shall be subject to increase pursuant to the terms of the 2006 Plan. In addition, the number of shares reserved for issuance pursuant to awards under the 2006 Plan will be automatically increased on each January 1 during the term of the 2006 Plan, commencing on January 1, 2007 and continuing until, and including, January 1, 2016. The annual increase in the number of shares shall be equal to the least of:
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
     The following table summarizes option activity for all approved plans:

		Weighted-
		average
		Exercise
	Options	Price
Outstanding, December 31, 2005	2,670,598	$8.98
Granted	515,250	6.84
Exercised	(63,875)	8.00
Forfeited	(214,935)	8.19

Outstanding, June 30, 2006	2,907,038	$8.68

Exercisable June 30, 2006	2,019,815	$9.19
     The weighted average remaining contractual term of outstanding options at June 30, 2006 is 7.03 years. The aggregate intrinsic value of such options is $236,779. The weighted average remaining contractual term of exercisable options at June 30, 2006 is 6.17 years. Intrinsic value represents the difference between the option price at grant date and the market price of Stratagene’s Common Stock at the balance sheet date. The aggregate intrinsic value of such options is $230,670.
     As of June 30, 2006, there was $1,734,988 of total unrecognized compensation costs related to non-vested share-based compensation arrangements under the various option plans. This cost is expected to be recognized over a weighted average period of 2.4 years.
     The following table summarizes information about Stratagene stock options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	average	Weighted-	Exercisable	Weighted-
	as of	Remaining	average	as of	average
	June 30,	Contractual	Exercise	June 30,	Exercise
Range of Exercise Prices	2006	Life (in Years)	Price	2006	Price
$1.63 - $8.05	830,255	7.95	$6.63	258,464	$6.31
$8.06 - $8.11	430,650	7.96	8.11	388,650	8.11
$8.47 - $9.20	318,250	8.37	8.65	103,066	8.64
$9.34	798,960	7.93	9.34	778,962	9.34
$9.60 - $11.50	164,272	4.66	10.05	126,022	9.90
$12.00	364,651	1.76	12.00	364,651	12.00

	2,907,038	7.03	$8.68	2,019,815	$9.19

     Employee Stock Purchase Plan — In June 2004, the Company adopted the Stratagene Corporation Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the board of directors. Under the terms of the ESPP, purchases are made quarterly. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower. During the three months ended June 30, 2006 and 2005, 19,869 and 12,924 shares of common stock were issued under the ESPP from proceeds of $98,153 and $94,489, respectively. During the six months ended June 30, 2006 and 2005, 33,467 and 24,146 shares of common stock were issued under the ESPP from proceeds of $214,144 and $168,440, respectively. During the three and six months ended June 30, 2006, the Company expensed $28,099 and $61,129 of share-based compensation related to the ESPP.
7. Comprehensive Income
     Components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended,		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net income (loss)	$(3,745,111)	$2,137,444	$(2,642,081)	$5,072,736
Foreign currency translation gain (loss)	258,335	(454,980)	337,052	(709,962)
Unrealized gains (losses) on marketable debt securities	—	119	—	(365)

Comprehensive income (loss), net of tax	$(3,486,776)	$1,682,583	$(2,305,029)	$4,362,409

8. Commitments and Contingencies
     Royalty Payments — The Company accrues and pays royalties in accordance with the applicable royalty contracts to which it is a party. Accrued expenses and other liabilities at each of June 30, 2006 and December 31, 2005 include $5.3 million of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the third quarter of 2005. The Company accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003 through late 2005, such royalty payments were withheld by the Company while the Company evaluated a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Stratagene’s financial position, results of operations and cash flows could be materially affected if the parties subsequently determine that the royalties differ significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Following the expiration of these process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. The expiration of the United States patent in March 2005 resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene achieved an additional $80,000 reduction in royalty expense in the second quarter of 2006. The Company anticipates that this decrease in royalty expense may be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.
     Corporate Collaboration — Stratagene entered into a strategic partnership with Strand Life Sciences in December 2005 to develop a suite of next generation software solution products for sale. Under the terms of the agreement, Strand and Stratagene will collaborate on the design and development of innovative software products to address the increasingly complex demands of biological data analysis for life scientists. Stratagene will exclusively market and sell the jointly developed products. Under the agreements, Stratagene is required to make aggregate milestone payments of $0.9 million to Strand upon acceptance of certain deliverables. In addition, Stratagene is required to make $1.5 million in minimum annual payments to Strand in the first twelve months after the first commercial sale or 60 days after final acceptance of the product. The minimum annual payments may be offset by $0.5 million of the milestone payments in the first twelve months of the contract term. Stratagene will also be required to make $1.7 million in minimum annual payments to Strand in the second twelve months.

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
     The Bayer agreement includes milestone payments during the development phase of the contract. Revenue during the development phase of the contract is recognized when earned, as evidenced by acknowledgement from our collaborator. Costs incurred under the Bayer agreement are classified as work-in-process under Prepaids and Other Assets, and will be recognized in the same manner as revenue. For instrumentation products where software is considered more than incidental to the product, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. During the development phase of this contract, the Company will perform engineering services and deliver development units to Bayer. Revenue is recognized when the Company’s revenue recognition criteria is met which is generally upon the delivery and acceptance of the development units by Bayer. The Company records deferred revenue for amounts received in advance of acceptance as deferred revenue.
     Stratagene also entered into a License, Manufacturing and Supply Agreement with Focus Diagnostics, Inc., or Focus in October 2005, to address the growing molecular diagnostics market for infectious diseases. Focus, which was recently acquired by Quest Diagnostics, a publicly-traded company, is a specialty diagnostics company that develops innovative infectious disease products and is a leading reference laboratory for infectious and immunological diseases. Under the agreement, Stratagene has granted Focus a non-exclusive license to its proprietary FullVelocity technology, and Stratagene will provide expertise and knowledge that Focus will use to develop selected molecular diagnostics testing kits and products. In exchange, Focus will pay Stratagene a royalty fee based on Focus’ sales of finished products. Stratagene will also manufacture the diagnostic products which Focus intends to commercialize globally. Additionally, Stratagene will manufacture and sell reagents to Focus for laboratory-developed tests to be used in Focus’ national reference laboratory.
     Legal —Stratagene is a party to litigation in the ordinary course of business. Due to the uncertainties inherent in litigation, no assurances can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to Stratagene, its business, financial condition, results of operations, and cash flows could be materially harmed. Additionally, favorable outcomes or gain contingencies that may result from these matters, if any, are not recognized until they are realized. Information on the most significant of these matters follows.
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

     In March 2001, Stratagene was sued by Invitrogen Corporation in the United States District Court for the Western District of Texas (Austin). The complaint alleged (1) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) for lost profits and/or reasonable royalty damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that the ‘797 patent was not infringed by Stratagene. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, on remand from the Federal Circuit Court, the district court determined on Invitrogen’s motion for partial summary judgment that Stratagene infringed the ‘797 patent based on Stratagene’s then existing manufacturing process and further held on partial summary judgment, that while the ‘797 patent was not invalid for indefiniteness, the ‘797 patent was invalid because of public use under 35 U.S.C. § 102(b). Invitrogen appealed the district court’s ruling of invalidity, and oral arguments were heard before the Federal Circuit Court of Appeals in May 2005. In October 2005, the Federal Circuit Court reversed the district court’s summary judgment of invalidity due to public use, affirmed the district court’s partial summary judgment of infringement, affirmed the district court’s denial of summary judgment of invalidity due to indefiniteness, and remanded the case for further proceedings. Invitrogen admitted that Stratagene’s current manufacturing processes do not infringe the ‘797 patent and that there is no claim for an injunction. The case went to trial on July 17, 2006 in front of a seven person jury, and on July 25, 2006, the jury returned a verdict that the ‘797 patent was valid and that Stratagene’s infringement of the patent was willful. The jury denied Invitrogen’s request for lost profits damages in the amount of $32 million dollars but returned a verdict for a reasonable royalty of approximately $7.9 million, based on a 15% royalty rate. The court has requested briefing from the parties regarding whether judgment can be entered on the jury’s verdict based on a 15% royalty rate. Stratagene intends to file a motion for a new trial or in the alternative for a remittitur of the royalty rate to a rate within the range of 1% to 5%, based on the evidence introduced at the trial. Once judgment is entered, Stratagene intends to file motions for a judgment as a matter of law and intends to appeal various rulings of the court and the jury’s verdict with respect to the royalty rate. It is possible that the final outcome of this litigation could result in damages payable at a higher or lower amount than previously awarded by the Texas jury. The Court has the ability to award judgment as a matter of law to Stratagene, grant a new trial on damages, reduce the jury award of damages, enhance the jury award of damages up to $17,500,000, and/or award Invitrogen its attorneys’ fees and court costs. In considering whether to record a loss contingency and, if so, an amount, Stratagene considered the guidance provided by FASB Statement No. 5 (“FAS 5”), Accounting for Contingencies, and FASB Interpretation No. 14 (As Amended), Reasonable Estimation of the Amount of a Loss, an Interpretation of FASB Statement No. 5. The range of estimated damages is $0 to $17,500,000, plus attorneys’ fees and costs. FAS 5 requires an accrual to be made when a loss is probable and estimatable. Stratagene has determined that a loss is probable, however it is difficult to estimate what the final amount will be. At this point in time, Stratagene believes that a $7,932,966 accrual based on the jury award is the best estimate that can be made within the range. Stratagene anticipates that the Court will review post-trial motions during the latter part of 2006 and will render a final judgment that will affect the ultimate outcome of the case. Stratagene has the right to appeal the Court’s final judgment and expects to reconsider the loss contingency accrual once a final judgment is made.
     In November 2001, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Invitrogen Corporation with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Pursuant to a stipulation of the parties, the case is presently administratively stayed and no trial date is currently set for this case. Stratagene has just been advised by the United States Patent Office of its Notice of Intent to Issue Reexamination Certificate. Once the Reexamination Certificate has been issued, Stratagene intends to ask the court to lift the administrative stay.
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

Third Wave Technologies
     In September 2004, Stratagene was sued by Third Wave Technologies, Inc. (”Third Wave”) in the United States District Court for the Western District of Wisconsin. The complaint alleged that Stratagene infringed United States patent nos. 6,348,314 and 6,090,543, and has induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale and/or selling assays employing cleavage of nucleic acids, including at least its Full Velocity products. Third Wave sought a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it did not infringe a valid or enforceable claim of either patent. Stratagene also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. Stratagene sought an award of its fees and costs incurred in defending itself in this action. A jury trial commenced on August 22, 2005. The jury returned a verdict that the patents-in-suit were valid and infringed by Stratagene. Additionally, the jury returned a verdict for monetary damages in the amount of $5.3 million and that Stratagene’s infringement was willful. Based on the jury’s verdict, the district court permanently enjoined Stratagene from making, advertising, promoting the use of, selling, offering to sell, using, permitting to be used, contributing to the use, sale or offering for sale of, or inducing the use, sale or offering for sale the FullVelocity QPCR and FullVelocity QRT-PCR products, or any other product used in a method that meets all of the limitations of any of the asserted claims. Stratagene filed post trial motions to reverse or modify the jury verdicts and/or for a new trial. Third Wave filed post trial motions to treble the damages up to $15.9 million, and requested an award of attorneys’ fees and costs. On December 19, 2005, the district court awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. In January 2006, Stratagene posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals. On February 22, 2006, the district court confirmed the award of Third Wave attorneys’ fees and costs in the amount of $4.2 million. Stratagene appealed the district court’s award of attorneys’ fees and costs to the Federal Circuit Court of Appeals. The appeal to the Federal Circuit Court of Appeals has now been fully briefed by the parties; oral argument has not been scheduled. In considering whether to record a loss contingency and, if so, an amount, Stratagene considered the guidance provided by FASB Statement No. 5, Accounting for Contingencies. The Company accrued $20.6 million in expense for the judgment awarded in this matter. This amount includes total damages of $15.9 million, attorneys’ fees and costs of $4.2 million, and pre-judgment interest of $0.5 million. In March 2006, Third Wave was awarded an additional $0.1 million for other court costs, bringing the total award to $20.7 million. Although the Company has now appealed the district court judgment to the Federal Circuit Court of Appeals, the Company has accrued $20.7 million, as management believes that it has met the conditions for accrual as stated in FASB Statement No. 5. Post-judgment interest at the rate of approximately 4.4% compounded annually remains in effect and unpaid unless the judgment is reversed.
     During 2005, the Company paid $2.9 million in legal fees to an outside law firm that represented the Company in a litigation matter that was tried before a jury. Subsequent to year end, the Company ended its attorney/client relationship with this firm. Subsequent to year end, the Company indicated that it may pursue claims for damages against the outside law firm and the outside law firm indicated that it may adjust billing credits previously applied to payments made through the third quarter of 2005 in the amount of $1.1 million. The Company believes that it has fairly stated its legal expenses in 2005 and 2006 after considering these unresolved issues. As of June 30, 2006, accrued but unpaid legal fees amounted to $0.8 million.
     In May 2005, Stratagene filed a complaint in the United States District Court for the District of Delaware charging Third Wave Technologies with willful infringement of and inducing others to infringe United States patent nos. 6,528,254 and 6,548,250 for making, using, selling and offering for sale certain of its Invader® Plus products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. On September 21, 2005, Third Wave answered Stratagene’s complaint asserting affirmative defenses of invalidity and non-infringement and counterclaims for invalidity and non-infringement. On October 11, 2005, Stratagene answered Third Wave’s counterclaims asserting the patents-in-suit as valid and enforceable. The action was stayed for several months while the parties pursued settlement negotiations, but discovery has now resumed and is in the early stages. Given the nature of patent litigation, at the present time Stratagene is unable to quantify the amount of damages it will ultimately seek in this proceeding or the likelihood of recovering any portion of such damages once quantified. The trial is scheduled to begin in April 2008.

Applera Corporation
     In November 2004, Stratagene received notice of a patent infringement suit filed by Applera Corporation against it and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. In December 2004, Stratagene filed its answer to the complaint responding that it does not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. In April 2006, the court held a Markman hearing and issued its claim construction. Since that time, the parties have entered into an agreement to stay further discovery and motions practice pending the outcome of settlement negotiations between the parties. An estimate of the possible loss or range of loss cannot be made at this time and Stratagene is unable to determine whether the outcome of the litigation could have a material impact on its results of operations, financial condition, or cash flows in any future period. This case was scheduled to be placed on the Court’s trial ready list in October 2006, however, that trial date is no longer viable in view of the stay of the proceedings that remains in effect.
     In June 2005, Stratagene received notice that Applera had filed an action against it in the Dusseldorf District Court in Germany relating to EP patent 0 872 562, the European counterpart of the ‘934 patent. By decision of the Opposition Division of the European Patent Office dated January 7, 2005, the ‘562 patent was revoked. Based upon that revocation, Stratagene moved to stay the district court proceedings in July 2005. That motion was granted. On July 7, 2006, an appellate panel of the European Patent Office reversed the revocation decision of the Opposition Division and remanded the case back to the Opposition Division for further consideration of additional invalidity grounds. Applera has moved to lift the stay in the Dusseldorf District Court. Stratagene is opposing that motion. The court has not yet decided the issue.
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

9. Segment Information
     The Company operates in two business segments: research supplies and clinical diagnostics. Segment information is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Research	Clinical		Research	Clinical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Product sales from external customers	$17,233,279	$6,170,272	$23,403,551	$18,589,728	$6,301,667	$24,891,395
Income before income taxes	$(7,529,261)	$1,524,151	$(6,005,110)	$1,165,781	$1,738,895	$2,904,676

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Research	Clinical		Research	Clinical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Product sales from external customers	$35,565,146	$12,093,899	$47,659,045	$37,500,848	$11,990,587	$49,491,435
Income before income taxes	$(7,533,256)	$3,185,592	$(4,347,664)	$4,220,908	$3,134,987	$7,355,895
     At June 30, 2006 and December 31, 2005, total assets for each business segment were as follows:

	June 30, 2006			December 31, 2005
	Research	Clinical		Research	Clinical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Total assets	$78,805,949	$42,274,553	$121,080,502	$82,611,880	$42,069,887	$124,681,767

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our financial information includes the accounts and balances of Stratagene Corporation and its subsidiaries on a consolidated basis.
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
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Annual Report by using words such as “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions, among other things. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include the absence of a public market for our common stock prior to the Hycor merger, our ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the possible termination of license agreements, fluctuations in operating results, dependence on key employees, our indebtedness, future capital requirements, the possibility of unproductive research and development projects, ability to manage growth, price volatility of our common stock, the impact of future sales of common stock on our stock price, potential declines in research and development budgets or funding and our ongoing ability to protect our own intellectual property rights and avoid violating the intellectual property rights of third parties.
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
     Share-Based Compensation
     Under our 2006 Equity Incentive Award Plan and our 2004 Director Plan, we grant share-based awards to eligible employees and directors to purchase shares of our common stock. In addition, we have a qualified employee stock purchase plan in which eligible employees may elect to withhold up to 15% of their compensation up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions, to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower.
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
     We adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period. Prior periods are not revised for comparative purposes. For the six months ended June 30, 2006, we recognized $0.3 million of compensation expense for employee stock options. At June 30, 2006, there was $1.7 million remaining in unrecognized compensation cost related to employee stock options, which are expected to be recognized over a weighted average period of 2.4 years.
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
     For share-based awards issued during the three months ended June 30, 2006, the risk-free interest rate assumption is based upon observed interest rates appropriate for the expected terms of our employee stock options.

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
     The following table summarizes the types of deferred revenue and the timing of when we recognize that revenue:

Type of deferred revenue	When recognized
Extended warranty or maintenance agreements	Recognized over the term of the contract, generally 12 months. In most cases, these contracts were sold at the time of product purchase and the recognition of revenue begins after the warranty period, which is generally one year.

License agreements	Recognized over the term of the agreement, generally 12 months.

Collaboration agreements — milestone payments	Recognized over the period that the specified services or products are delivered and accepted by the customer.
     The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
Type of deferred revenue	2006	2005
Extended warranty, installation or maintenance agreement	40%	59%
License agreements	34%	41%
Collaboration agreements – milestone payments	26%	0%

Total deferred revenue	100%	100%

     Some of our agreements contain multiple elements. Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. We recognize revenue for delivered elements in accordance with SAB No. 104 and our revenue recognition policy and only when we determine that the earnings process is complete and all events for recognition of contract revenue have been achieved.
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
     Inventories
     We value inventories at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Cost is determined on a first-in, first-out basis. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory on specifically identified items based primarily on an estimated forecast of product demand and production requirements. Our losses from disposal of excess or obsolete inventory have historically been within expectations and the provisions established. However, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In addition, rapid technological change or new product development could result in an increase in the quantity of obsolete inventory on hand. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of products sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of products sold in previous periods and would be required to recognize such additional operating income at the time of sale or disposition.
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
     Deferred Taxes
     Our deferred tax assets relate to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. We also recognize deferred taxes for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We evaluate a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS, No. 109. We believe that realization of our deferred tax assets is more likely than not because of our ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109.
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
     Royalties
     We enter into license agreements in the ordinary course of our business, which require royalty payments to be made based on specified product sales. These agreements cover the majority of our products. We believe that we determine the royalties we calculate and accrue in accordance with the patent license agreement. However, our royalty calculations are subject to review by the license holder. Therefore, our financial position, results of operations, or cash flows could be materially affected if the parties determine that the royalties differ significantly from the amounts we have recorded. From mid-2003 through late 2005, we withheld payments to a license holder while we evaluated a possible overpayment in the royalties we paid in prior periods. During this time, we continued to accrue and record the estimated quarterly royalty payable under the patent license agreement and reported this amount to the license holder. As of June 30, 2006, the amount of accrued and unpaid royalties related to this patent license agreement was approximately $5.3 million. The patent underlying this royalty obligation expired in the United States in March of 2005 and resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, we achieved an additional $80,000 reduction in royalty expense in the second quarter of 2006. We anticipate that this decrease in royalty expense will be partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.
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
     Research and Development
     We focus our research and development efforts on developing products that use innovative technologies in both our Research Supplies and Clinical Diagnostics product lines. Research and development costs are expensed as incurred. For the six months ended June 30, 2006 and for the year ended December 31, 2005, our research and development expenses totaled approximately $6.5 million and $12.4 million, respectively, and we intend to spend between 13% and 15% of our revenues on research and development activities for at least the next few years.
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
Results of Operations
     Three months ended June 30, 2006 compared to three months ended June 30, 2005
     Revenues
     For the three months ended June 30, 2006, total revenue decreased approximately $1.5 million or 6.0% compared to the three months ended June 30, 2005. The decrease in revenue for the three months ended June 30, 2006 was a result of overall declines in our research supplies segment of approximately $1.4 million, which were affected by lower average selling prices as compared to sales in the same segment for the three months ended June 30, 2005. Additionally, we recognized decreased revenue in our clinical diagnostics segment of $0.1 million, or 2.1%, during the three months ended June 30, 2006 when compared to the three months ended June 30, 2005. This decrease resulted from a decline in our urinalysis product group of approximately $0.2 million offset by growth in our autoimmune product group of approximately $0.1 million. We recorded an immaterial foreign exchange impact to revenue for the three months ended June 30, 2006 when compared to the foreign exchange rates for the three months ended June 30, 2005.

     We expect that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.
     Cost of product sales
     Cost of product sales decreased $0.4 million, or 4.7%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as a result of recording lower sales in the three months ended June 30, 2006. As a percentage of sales, cost of product sales increased from 35.3% for the three months ended June 30, 2005 to 35.8% for the three months ended June 30, 2006. This increase in cost of product sales was primarily due to increases in material and labor costs during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase was offset by decreased royalty expenses primarily due to the expiration of certain foreign patents held by a third party during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
     Research and Development Expenses
     Research and development expenses increased approximately $0.2 million or 8.6% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to increased development expense related to our QPCR instrumentation product line. As a percentage of total revenue, research and development expenses increased from 11.5% for the three months ended June 30, 2005 to 13.3% for the three months ended June 30, 2006.
     We expect to recognize increases in research and development spending in 2006 for both the Bayer HealthCare and the Strand agreements over fiscal year 2005 research and development expenses.
     Selling and Marketing Expenses
     Selling and marketing expenses increased approximately $0.1 million, or 2.5%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase in spending was due to increased costs for selling and marketing personnel as well as increased marketing communications expense associated with new life science product releases for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. As a percentage of total revenue, selling and marketing expenses increased from 21.8% for the three months ended June 30, 2005 to 23.7% for the three months ended June 30, 2006.
     General and Administrative Expenses
     General and administrative expenses decreased approximately $0.4 million, or 9.1%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This decrease was primarily due to incurring approximately $0.4 million less in legal expenses related to patent litigation during the three months ended June 30, 2006 when compared to the three months ended June 30, 2005. As a percentage of total revenue, general and administrative expenses decreased from 19.8% for the three months ended June 30, 2005 to 19.2% for the three months ended June 30, 2006.
     Litigation Charges
     Litigation charges for the three months ended June 30, 2006 includes a $7.9 million charge related to the litigation with Invitrogen Corporation. See Note 8 to our consolidated financial statements for details on this case.
     Total Other Income (Expense), Net
     Total other income, net of expense, increased approximately $0.1 million, or 72.6%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was partially due to an increase in interest income of approximately $0.3 million due higher cash balances, offset by recording $0.2 million more in interest expense for the three months ended June 30, 2006 as compared to the three months ended June, 2005 due to post-judgment interest at an annual rate of approximately 4.4% on the Third Wave Technologies award of $20.6 million. We will continue to record this interest expense until this litigation matter is concluded in the Federal Circuit Court of Appeals. See Note 8 to our consolidated financial statements for details on this case.

     Income Taxes
     We recorded a tax benefit of $2.3 million for the three months ended June 30, 2006 as compared to $0.8 million in tax expense for the three months ended June 30, 2005. The effective tax (benefit) rate for the three months ended June 30, 2006 was (37.6%) compared to 26.4% for the three months ended June 30, 2005. The Company recorded a tax benefit for the three months ended June 30, 2006 due to the net loss for the period.
     We recognize state research and development and other credits when they are generated. We recognize excess credits for mature operating entities and we will use these credits to offset future taxable income as we believe it is more likely than not that we will realize the credits.
     Six months ended June 30, 2006 compared to six months ended June 30, 2005
     Revenues
     For the six months ended June 30, 2006, total revenue decreased approximately $1.8 million or 3.7% compared to the six months ended June 30, 2005. The decrease in revenue for the six months ended June 30, 2006 was a result of overall declines in our research supplies segment of approximately $2.4 million, which were affected by lower average selling prices as compared to sales in the same segment for the six months ended June 30, 2005. This decrease was offset by increased royalty revenue of approximately $0.1 million as well as increased contract revenue of $0.4 million related to the Bayer HeathCare agreement for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Additionally, we recognized increased revenue in our clinical diagnostics segment of $0.1 million, or 0.9%, during the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. Total revenue was also affected by changes in foreign exchange rates resulting in a negative impact to revenue of approximately $0.8 million or 1.7% for the six months ended June 30, 2006 when compared to the foreign exchange rates for the six months ended June 30, 2005.
     Cost of product sales
     Cost of product sales decreased $0.4 million, or 2.4%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of recording lower sales in the six months ended June 30, 2006. As a percentage of sales, cost of product sales increased from 35.2% for the six months ended June 30, 2005 to 36.0% for the six months ended June 30, 2006. This increase in cost of product sales was primarily due to increases in material and labor costs during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase was offset by decreased royalty expenses due to the expiration of certain patents held by a third party during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
     Research and Development Expenses
     Research and development expenses increased approximately $0.7 million or 13.0% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to the performance of services related to the development agreement with Bayer HealthCare and increased software development expense related to the development agreement with Strand Life Sciences to develop a suite of next generation software solution products for sale. We also recognized increased development expense related to our QPCR instrumentation product line. As a percentage of total revenue, research and development expenses increased from 11.6% for the six months ended June 30, 2005 to 13.6% for the six months ended June 30, 2006.
     Selling and Marketing Expenses
     Selling and marketing expenses increased approximately $0.7 million, or 6.8%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in spending was due to increased costs for selling and marketing personnel as well as increased marketing communications expense associated with new life science product releases for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of total revenue, selling and marketing expenses increased from 21.0% for the six months ended June 30, 2005 to 23.3% for the six months ended June 30, 2006.

     General and Administrative Expenses
     General and administrative expenses increased approximately $0.5 million, or 5.0%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily due to incurring approximately $0.6 million more in legal expenses related to patent litigation during the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. This increase in expense was offset by a decrease in spending of approximately $0.1 million in several general and administrative areas. As a percentage of total revenue, general and administrative expenses increased from 18.3% for the six months ended June 30, 2005 to 19.9% for the six months ended June 30, 2006.
     Litigation Charges
     Litigation charges for the six months ended June 30, 2006 includes a $7.9 million charge related to the litigation with Invitrogen Corporation as well as approximately $123,000 for court costs associated with the Third Wave litigation. See Note 8 to our consolidated financial statements for details on both of these cases.
     Total Other Income (Expense), Net
     Total other income, net of expense, decreased approximately $0.3 million, or 109.5%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was partially due to a gain recognized during the six months ended June 30, 2005 of $0.5 million as a result of a litigation settlement. Additionally, we recorded $0.4 million more in interest expense for the six months ended June 30, 2006 as compared to the six months ended June, 2005 due to post-judgment interest at an annual rate of approximately 4.4% on the Third Wave Technologies award of $20.6 million. We will continue to record this interest expense until this litigation matter is concluded in the Federal Circuit Court of Appeals. Offsetting the increased interest expense was an increase in interest income of approximately $0.6 million due to higher restricted cash balances.
     Income Taxes
     We recorded a tax benefit of $1.7 million for the six months ended June 30, 2006 as compared to $2.3 million of tax expense recorded for the six months ended June 30, 2005. The effective tax (benefit) rate for the six months ended June 30, 2006 was (39.2%) compared to 31.0% for the six months ended June 30, 2005. The Company recorded a tax benefit for the six months ended June 30, 2006, due to the net loss for the period.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, selling and marketing expenses, debt service, capital expenditures, working capital and general corporate purposes. We have funded these expenses through cash from operations, supplemented with borrowings under credit facilities and other debt instruments.
     For the six months ended June 30, 2006 and 2005, we generated net cash from operating activities of approximately $4.9 million and $7.0 million, respectively. We used net cash for investing activities of approximately $22.7 million and $0.9 million for the six months ended June 30, 2006 and 2005, respectively. Capital expenditures and additions to patents for the six months ended June 30, 2006 totaled approximately $0.9 million and $0.7 million, respectively, as compared to $0.8 million and $0.7 million, respectively, for the six months ended June 30, 2005. Restricted cash increased for the six months ended June 30, 2006 by $21.2 million and decreased for the six months ended June 30, 2005 by $0.5 million. See Note 4 to the financial statements for more information on restricted cash, which was primarily the result of a $21.0 million surety bond posted in the Third Wave litigation.
     We used net cash of $10.6 million and $5.3 million for financing activities for the six months ended June 30, 2006 and 2005, respectively. This included the repayment of $5.7 million and $5.6 million in debt for the six months ended June 30, 2006 and 2005, respectively, as well as the payment of a dividend to shareholders of $5.6 million during the six months ended June 30, 2006.
     Based on our review of our accounts receivables, an allowance for doubtful accounts is accrued, however, we do not write off individual accounts receivable until we have exhausted substantially all avenues of legal recourse to collect the outstanding amount. The actual write-off for the six months ended June 30, 2006 was minimal. No significant change to future liquidity is anticipated.

     Accounts receivable used cash of approximately $1.8 million and $0.9 million for the six months ended June 30, 2006 and 2005, respectively, primarily due to the timing of sales within the quarters.
     Accrued expenses and other liabilities provided cash of approximately $7.4 million for the six months ended June 30, 2006 primarily due to the accrual of the Invitrogen litigation verdict. Accrued expenses and other liabilities provided cash of approximately $1.3 million for the six months ended June 30, 2005 due to accrued legal fees.
     Capital expenditures for property and equipment were $0.9 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively. We currently anticipate capital spending on property and equipment to be in the range of $2.0 million to $2.5 million in fiscal 2006.
     We had cash, cash equivalents, and restricted cash totaling approximately $33.6 million and $40.7 million at June 30, 2006 and December 31, 2005, respectively, and working capital of approximately $18.0 million and $18.9 million at June 30, 2006 and December 31, 2005, respectively.
     As of June 30, 2006, BioCrest Manufacturing, L.P., our consolidated subsidiary, had approximately $3.8 million in total debt, which relates to industrial revenue bonds.
     The obligations of BioCrest Manufacturing, L.P. under a reducing revolving line of credit have been guaranteed by us and each of our wholly owned domestic subsidiaries. The obligation is also generally secured by substantially all of our personal property assets and each of our wholly owned domestic subsidiaries, as well as liens on the real property and improvements related to our Texas manufacturing facility. The reducing revolving line of credit is also secured by a pledge of our interest in Iobion Informatics, LLC.
     Borrowings under the reducing revolving line of credit bear interest at a variable rate equal to then applicable one-month LIBOR plus 2.55%, and the reducing revolving line of credit under the original credit facility agreement matures in January 2007. In January 2006, we entered into an amendment to the credit agreement, which provided for the extension of the reducing revolving line of credit to July 2008. The reducing revolving line of credit includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The reducing revolving line of credit also contains restrictive covenants requiring us to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. As of June 30, 2006, we were in compliance with all covenants.
     The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 3.47% for the six months ended June 30, 2006 and 2.57% for the year ended December 31, 2005. Under the instrument governing the industrial revenue bonds, we were required to make sinking fund payments of $870,000 per year through April 2004 and $735,000 in April 2005. Thereafter, we are required to make sinking fund payments of $240,000 per year through April 2021, and then $175,000 in April 2022 when the bonds mature.
     On January 24, 2006, we posted a $21.0 million surety bond related to the Third Wave jury verdict of $20.6 million in order to permit us to appeal the verdict without being subject to collection activities by Third Wave. The $20.6 million is comprised of trebled damages of $15.9 million, reimbursement of attorney’s fees and costs of $4.2 million, and pre-judgment interest of $0.5 million in connection with the Third Wave litigation. Post-judgment interest will also accrue at an annual percentage rate of approximately 4.4%. In March 2006, Third Wave was awarded an additional $0.1 million for other court costs, bringing the total award to $20.7 million. The cost of such surety bond was $84,000, and the bond is secured by $21.0 million of cash, which is being held in an interest bearing restricted account. If we are ultimately required to pay out all or a portion of the $20.7 million upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact our cash position. We currently have the ability to pay such damage award with our existing cash resources.
     In November 2004, we received notice of a patent infringement suit filed by Applera against us and other parties for alleged infringement of United States patent no. 6,814,934. Applera is seeking an outcome that would require us to license the Applera technology claimed under U.S. Patent No. 6,814,934. If we were required to pay up-front license fees or significant royalties to Applera for this technology, our financial position could be negatively impacted.

     We accrued $7.9 million in the second quarter of 2006 based on the Invitrogen jury verdict received in July 2006. If we are ultimately required to pay out all or a portion of the $7.9 million upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact our cash position. We currently have the ability to pay such damage award with our existing cash resources.
     In January 2006 we paid a special one-time cash dividend of $0.25 per common share to stockholders of record as of December 16, 2005, which amounted to approximately $5.6 million in the aggregate. We received a consent from the lender under our reducing revolving credit facility with respect to the declaration and payment of this dividend.
     We expect that our current cash and cash equivalents, short-term investments, funds from operations and interest income earned thereon will be sufficient to fund our current operations for at least 12 months and the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our profitability, future business acquisitions, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the final outcome of pending patent litigations and appeals and competing technological and market developments.
     Contractual Obligations
     We lease certain facilities under noncancelable operating leases, with facility leases for our headquarters in La Jolla, California and our offices in Garden Grove, California, the Netherlands, Germany, Scotland and Japan expiring on various dates between September 30, 2006 and September 30, 2008.
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
     As discussed in Note 8 to the financials statements, we have entered into several license and collaboration agreements. The Strand Life Sciences (“Strand”) agreement requires us to make aggregate milestone payments of $0.9 million to Strand upon our acceptance of certain deliverables. In addition, these agreements require us to make $1.5 million in minimum annual payments to Strand in the first twelve months after our first commercial sale or 60 days after our final acceptance of the product. The minimum annual payments may be offset by $0.5 million of the milestone payments in the first twelve months of the contract term. These agreements also required us to make $1.7 million in minimum annual payments to Strand in the second twelve months. The contractual obligations table below reflects these obligations.
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
     The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2005:

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating leases	$4,502,174	$1,969,071	$2,533,103	—	—
Principal under reducing revolving line of credit (1)	5,500,000	5,500,000	—	—	—
Principal on long-term debt	4,015,000	240,000	720,000	480,000	2,575,000
Collaborative agreements	3,200,000	1,500,000	1,700,000	—	—
Employment agreements	794,382	597,507	196,875	—	—
Other purchase commitments	3,056,000	3,056,000	—	—	—

Total contractual obligations	$21,067,556	$12,862,578	$5,149,978	$480,000	$2,575,000

(1)	The principal due under the reducing revolving line of credit was paid in full on January 3, 2006.
     Assuming that long-term debt principal payments are made according to their respective payment schedules, the future aggregate interest expense on long-term debt would be approximately $1.2 million.
Off-Balance Sheet Arrangements
     At each of June 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to certain financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact that adopting FIN 48 will have on our financial results in future periods.
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
     Our international sales expose us to foreign currency risk in the ordinary course of our business. Our foreign subsidiaries generated approximately 31% of our revenue for each of the six months ended June 30, 2006 and 2005. The foreign subsidiaries sell products in various local currencies that they collect at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. We include realized gains and losses from foreign currency transactions in operations as incurred.

     For financial reporting purposes, we translate the foreign subsidiaries’ income statements from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in our consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. The net impact to our reported sales from the effect of exchange rate fluctuations was a decrease of approximately $0.1 million for the three months ended June 30, 2006 and approximately $0.8 million for the six months ended June 30, 2006, when compared to the exchange rates for the three and six months ended June 30, 2005.
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
     Interest Rates
     We generally invest our cash and cash equivalents in money market accounts and short-term debt instruments of highly rated credit issuers. We limit the amount of credit exposure to any one issuer and seek to improve the safety and likelihood of preserving our invested funds by limiting default risk and market risk. Based on our short-term investment portfolio at June 30, 2006, we believe that a 10% rise or fall in interest rates would have had no material impact on our financial statements.
     The following table shows the average interest rate for the three and six months ended June 30, 2006 for each of our long-term debt obligations:

	Average Interest Rate for	Average Interest Rate for
	the Three Months Ended	the Six Months Ended
Long-term Debt Obligations	June 30, 2006	June 30, 2006
Reducing revolving line of credit	7.64%	7.40%
Industrial revenue bonds	3.69%	3.47%
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
     Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that we record, process, and summarize information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, and that we report such information within the time periods specified in the rules and forms of the SEC, and that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is contained in Note 8 to our Consolidated Financial Statements for the period ended June 30, 2006, which note is incorporated herein by this reference and is included as part of “Part I, Item 1. Financial Statements,” to this Form 10-Q.
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
     Approximately 51% of our product sales in 2005 and 38% of our product sales for the first half of 2006 were attributable to products sold pursuant to license agreements. If we lose the rights to use a patented technology, we may be forced to stop selling some of our products or redesign our products and may lose significant sources of revenues. In addition, potential competitors could license technologies that we fail to license. Losing a significant license could have a material adverse effect on our business.
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
     Applera may terminate its license agreement (1) for cause, (2) if certain parties acquire more than 50% of the voting stock of our subsidiary that is a party to the agreement, and (3) in the event of our bankruptcy or insolvency. Since mid-2003 and through late 2005, we withheld royalty payments to Applera under this license agreement pending further evaluation of a potential overpayment of royalties paid to Applera in prior periods. During that period, we continued to record estimated quarterly royalties payable under this license agreement and report these amounts to Applera. We believe that we determine the royalties we calculate and accrue such royalties in accordance with the terms of this patent license agreement. However, our royalty calculations are subject to review by Applera. Our financial position or results of operations could be materially affected if the parties determine that the royalties differ significantly from the amounts we have recorded. Additionally, there can be no assurances that we will recover any overpayment in royalties paid in prior periods. The U.S. patents that covered the PCR process underlying this royalty obligation expired in March 2005. The corresponding foreign patents will expire in 2006 and 2007. Upon expiration of these patents outside of the United States, we will no longer be required to pay royalties under these patents on future product sales.
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
     As of June 30, 2006, Joseph A. Sorge, M.D., our founder, chairman of the board of directors, chief executive officer and president, beneficially owned approximately 59% of our outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of our stockholders, including electing directors and approving mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in our change of control, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.
     We depend substantially on key employees, and losing the services of any of our key employees or failing to hire qualified employees could seriously damage our business.
     To a large degree, we depend on our founder, chairman of our board of directors, chief executive officer and president, Joseph A. Sorge, M.D. Dr. Sorge has significant expertise in the life sciences research market and has been instrumental in establishing and executing our business plan. Losing Dr. Sorge’s services could have a material adverse effect on our business. Dr. Sorge has an existing employment agreement with us, which expires in June 2007, subject to automatic one year renewals unless either party provides timely notice of non-renewal. We maintain directors and officers insurance for the benefit of our officers and directors. In the second quarter of 2006, we purchased a key man life insurance policy insuring Dr. Sorge with a face value of $10.0 million.
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
     As of June 30, 2006, we had approximately $3.8 million of outstanding indebtedness related to industrial revenue bonds. We also have a $9.0 million reducing revolving line of credit. At June 30, 2006, there was no outstanding balance under this revolving credit facility. Our indebtedness could have negative consequences for us, including the following:

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
     We have been involved in significant patent disputes with third parties, a number of which remain unresolved. For example, we are involved in litigation with Invitrogen Corporation regarding patents relating to certain enzymes and competent cell products. The case went to trial on July 17, 2006 in front of a seven person jury, and on July 25, 2006, the jury returned a verdict that one such patent was valid and that Stratagene’s infringement of the patent was willful. The jury denied Invitrogen’s request for lost profits damages in the amount of $32 million dollars but returned a verdict for a reasonable royalty of approximately $7.9 million, based on a 15% royalty rate. The court has yet to render a final judgment in this matter, and we have the right to appeal any such judgment, once issued.
     We are also involved in litigation with Applera Corporation regarding a patent that Applera alleges is infringed by our real-time PCR instrumentation and certain related reagents. In November 2004, we received notice of a patent infringement suit filed by Applera against us and other parties for alleged infringement of United States patent no. 6,814,934. Since that time, the other parties have settled out-of-court with Applera. The details of those settlements are not known by Stratagene. Applera is seeking an outcome that would require Stratagene to license the Applera technology.
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
     We are also involved in litigation with Invitrogen Corporation regarding one of our patents relating to polymerase blend products. As part of the patent infringement claims in these matters, we seek monetary damages, injunctive relief and attorneys’ fees. As stated above, the outcome of any such litigation or appeal is inherently uncertain.
     These cases are described in further detail in Note 8 to our consolidated financial statements contained in Part I of this report. The cost of litigation and the amount of management time associated with these cases is significant. There can be no assurance that these matters will be resolved favorably; that we will continue to be able to sell the products in question or other products as a result; or that any monetary or other damages assessed against us will not have a material adverse effect on our business. Even a successful outcome may take years to achieve and the costs associated with such litigation, in terms of dollars spent and diversion of management time and resources, could seriously harm our business.
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
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we are not an “accelerated filer” as of December 31, 2005. In addition, we will not be an “accelerated filer” as of December 31, 2006 because the aggregate market value of our common stock held by non-affiliates as of June 30, 2006 was not equal to or greater than $75.0 million. Therefore, we will not be required to include a report by management on our internal control over financial reporting until the Annual Report on Form 10-K for the fiscal year ending December 31, 2007. Notwithstanding the extension of this compliance date, we are currently making efforts to prepare ourselves to be able to comply with such requirements. These efforts include documenting, evaluating the design, and testing the effectiveness of our internal control over financial reporting. These activities are being performed by both accounting personnel and our internal audit department, which was established in late 2004. During this process, we have made improvements in the design and operation of our internal control over financial reporting, including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls.
     Our management, including our Chief Executive Officer and our Chief Financial Officer, cannot guarantee that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been, or will, be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
     As of June 30, 2006, we had approximately 22.4 million shares of common stock outstanding. We have entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, we will file a registration statement under the Securities Act covering 2,000,000 shares of our common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.1 million shares of our common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act.
     In addition, on June 8, 2006, Dr. Sorge established a stock trading plan in accordance with the guidelines of Rule 10b5-1 of the Securities and Exchange Act of 1934. SEC Rule 10b5-1 allows executive officers, directors and other insiders to individually adopt pre-arranged, structured stock trading plans when they are not in possession of material non-public information. Once these plans are adopted, the officers and directors have no discretion over the timing, price or terms of any sales made pursuant to such plans. The transactions under the plan will be disclosed publicly through Form 4 filings and will be subject to the restrictions and filing requirements mandated by Rule 144 of the U.S. Securities Act of 1933. Under Dr. Sorge’s 10b5-1 plan, Dr. Sorge may sell shares of our common stock at prevailing market prices (but not below a predetermined minimum price of $9.00 per share and subject to other restrictions). The total number of shares subject to Dr. Sorge’s plan is 876,000. These sales are expected to take place periodically on a monthly basis through June 2007. The sale by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.
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
     In order to meet the needs of our customers, we must develop a broad spectrum of products. To develop a product line, it is sometimes advantageous or necessary to license technologies from third parties. Approximately 51% of our product sales for 2005 and 38% of our product sales for the first half of 2006 were attributable to products manufactured or sold under licenses from third parties. As a result, we believe our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products.
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
     As part of our business strategy, we intend to pursue acquisitions of other complementary businesses and technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies and limited experience with respect to forming collaborations, strategic alliances and joint ventures. If we were to make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we could assume unknown or contingent liabilities. Any future acquisitions we make could also result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integrating an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license or strategic alliance. In addition, existing and future collaborations, strategic alliances and joint ventures may be impacted by acquisitions or other factors beyond our control relating to our collaboration, strategic alliance or joint venture partners.
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
     We rely on third party manufacturers to supply many of our raw materials and product components. Some of these components are only available from a single supplier or a limited group of suppliers, either because the market for these components is too small to support multiple suppliers or because the components are protected by patents, in which case there may only be a single supplier for the covered components. Our reliance on outside vendors generally, and a sole supplier or a limited group of suppliers in particular, involves several risks, including:
•	an inability to obtain an adequate supply of required components due to manufacturing capacity constraints, the discontinuance of a product by a third-party manufacturer, or an acquisition of the manufacturer by one of our competitors or other supply constraints;

•	delays and long lead times in receiving materials from vendors; and

•	reduced control over quality and pricing of components.
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
     Including sales made by our subsidiaries and distributors, our products are currently marketed in over 60 countries throughout the world. Measured in U.S. dollars, our revenue outside the United States for the six months ended June 30, 2006 was approximately 31%. In addition, approximately 18% of our total sales for the six months ended June 30, 2006 were for products exported from the United States. We expect that international sales will continue to account for a significant percentage of our revenues for the foreseeable future, in part because we intend to expand our international operations. There are a number of risks arising from our international business, including:
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

     A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business could adversely affect our results of operations. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. In the past, we have engaged in foreign currency exchange hedging transactions to manage our foreign currency exposure, but we cannot assure you that our future strategies will adequately protect our operating results from the effects of exchange rate fluctuations.
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
     We maintain manufacturing facilities in Garden Grove, California, in the Austin, Texas area, and in Edinburgh, Scotland. Damage to these facilities due to fire, earthquake or other natural disaster, power loss, unauthorized entry or other events could cause an interruption in producing our products. We do not have or plan to obtain earthquake insurance. In late 1999 and early 2000 we opened a manufacturing facility outside of Austin, Texas and moved 100 jobs to that location. During the transition process, we lost some key personnel who were important to certain manufacturing processes. As a result, we were unable to manufacture certain products for a period of three to six months. Many of the customers who wanted to purchase the affected products during this period switched to other suppliers and we found it difficult to reacquire these customers once we were able to manufacture the products again. Accordingly, we believe that a prolonged interruption in our manufacturing operations could have a material adverse impact on our ability to effectively operate our business.
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
     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or other change of control transactions that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things, authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.
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
     Additionally, because Dr. Sorge owns approximately 59% of the Company’s outstanding common stock, he controls all matters requiring approval of our stockholders. As a result, among other things, Dr. Sorge must approve any merger or other business combination related to our company.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2006 Annual Meeting of Stockholders on June 1, 2006 at our headquarters in La Jolla, California. Stockholders of record at the close of business on April 10, 2006 were entitled to notice of, and to vote in person or by proxy at, the 2006 Annual Meeting of Stockholders. At the 2006 Annual Meeting of Stockholders, our stockholders voted on the election of five directors to hold office until the 2007 Annual Meeting of Stockholders, which, together, comprise all members of our board of directors. They also voted on the approval of the Stratagene 2006 Equity Incentive Award Plan. At the 2006 Annual Meeting of Stockholders, each of the five directors nominated by management was elected and the Stratagene 2006 Equity Incentive Award Plan was approved. Details of the votes cast at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, the number of abstentions and the number of broker non-votes, as applicable:
1.	To elect five directors to hold office until the 2007 Annual Meeting of Stockholders:

		Votes Against
	Votes For	or Withheld
Joseph A. Sorge, M.D.	20,133,489	931,917
Carlton J. Eibl	20,465,784	599,622
Peter Ellman	20,389,315	676,091
Robert C. Manion	20,620,600	444,806
John C. Reed	20,625,306	440,100
2.	To approve the Stratagene 2006 Equity Incentive Award Plan:

	Votes Against
Votes For	or Withheld	Votes Abstained
14,361,370	3,768,067	2,935,969
No other matters were voted on at the 2006 Annual Meeting of Stockholders.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the registrant *

3.2	Amended and Restated Bylaws of the registrant*

10.1	Stratagene Corporation 2006 Equity Incentive Award Plan**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.

**	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-135720) filed on July 12, 2006.

***	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATAGENE CORPORATION
Date: August 10, 2006	By:	/s/ Joseph A. Sorge, M.D.
Joseph A. Sorge, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2006	By:	/s/ Steve R. Martin
Steve R. Martin
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)