Form 10-Q
period 2006-09-30
STRATAGENE  CORP
filed 2006-11-17
CIK 1108674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50786
STRATAGENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0683641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11011 North Torrey Pines Road, La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2006

Common Stock, $0.0001 Par Value	22,436,347

STRATAGENE CORPORATION
Quarterly Report on Form 10-Q

          Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,633,817	$40,508,365
Restricted cash	21,474,463	192,388
Accounts receivable, less allowance for doubtful accounts and sales returns of $612,228 and $580,182 at September 30, 2006 and December 31, 2005, respectively	11,896,442	11,530,214
Income taxes receivable	—	1,520,466
Inventories	12,783,917	13,249,815
Deferred income tax assets	17,653,663	10,003,948
Prepaid expenses and other current assets	2,883,179	2,134,828

Total current assets	83,325,481	79,140,024
Property and equipment, net	11,016,459	11,266,939
Other assets	433,446	395,453
Goodwill	27,234,214	27,234,214
Intangible assets	6,580,459	6,645,137

Total assets	$128,590,059	$124,681,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,078,791	$5,373,865
Dividend payable	—	5,571,321
Accrued expenses and other liabilities	62,856,537	42,776,252
Current portion of long-term debt	240,000	5,740,000
Income taxes payable	514,332	—
Deferred revenue, current	1,457,225	736,142

Total current liabilities	71,146,885	60,197,580
Deferred revenue	499,854	315,634
Long-term debt, less current portion	3,535,000	3,775,000
Deferred income tax liabilities	1,621,030	1,621,040
Other liabilities	278,473	282,287

Total liabilities	77,081,242	66,191,541

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,432,114 and 22,319,250 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2,243	2,232
Additional paid-in capital	55,849,159	54,398,471
Unearned stock-based compensation	(12,090)	(48,294)
Retained earnings (accumulated deficit)	(3,216,634)	5,731,260
Accumulated other comprehensive loss	(1,113,861)	(1,593,443)

Total stockholders’ equity	51,508,817	58,490,226

Total liabilities and stockholders’ equity	$128,590,059	$124,681,767

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Product sales	$22,938,053	$23,182,232	$69,812,728	$71,991,229
Royalty revenue	261,863	513,651	1,046,233	1,196,089

Total revenue	23,199,916	23,695,883	70,858,961	73,187,318
Costs and expenses:
Cost of product sales	8,582,478	8,446,940	25,332,274	25,606,209
Research and development	2,834,280	2,837,902	9,330,842	8,587,164
Selling and marketing	4,826,763	5,318,144	15,950,062	15,731,760
General and administrative	4,331,112	5,919,374	13,820,466	14,957,924
Litigation charges (Note 9)	12,471,111	—	20,527,135	—
Other operating expenses	1,055	—	69,544	20,025

Total operating costs and expenses	33,046,799	22,522,360	85,030,323	64,903,082

Income (loss) from operations	(9,846,883)	1,173,523	(14,171,362)	8,284,236

Other non-operating income and expenses:
Loss on foreign currency transactions	(41,110)	(99,723)	(94,060)	(218,295)
Other income (expense), net	(45,241)	2,740	(16,859)	515,363
Interest expense	(302,284)	(52,162)	(891,768)	(210,114)
Interest income	398,057	13,450	988,924	22,533

Total other non-operating income (expense)	9,422	(135,695)	(13,763)	109,487

Income (loss) before income taxes	(9,837,461)	1,037,828	(14,185,125)	8,393,723
Income tax (expense) benefit	3,531,648	(349,400)	5,237,231	(2,632,559)

Net income (loss)	$(6,305,813)	$688,428	$(8,947,894)	$5,761,164

Earnings per share:
Basic	$(0.28)	$0.03	$(0.40)	$0.26
Diluted	$(0.28)	$0.03	$(0.40)	$0.26

Weighted average shares:
Basic	22,410,973	22,141,647	22,373,078	22,076,654
Diluted	22,410,973	22,281,247	22,373,078	22,203,286
See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(8,947,894)	$5,761,164
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,779,678	2,694,117
Stock-based compensation	617,658	408,098
Impairment of long-lived assets	69,544	20,025
Bad debt expense	135,023	(33,238)
Excess and obsolete inventory (recovery) expense	61,934	377,949
Loss on disposal of assets	137,449	25,114
Deferred income taxes	(7,649,715)	16,930
Changes in assets and liabilities:
Accounts receivable	(284,204)	(965,867)
Inventories	631,821	(1,609,179)
Prepaid expenses and other current assets	(801,078)	(861,917)
Income taxes receivable	1,519,431	—
Other assets	(27,787)	(6,995)
Accounts payable	670,994	4,275,420
Accrued expenses and other liabilities	19,927,025	651,927
Deferred revenue	874,114	(391,509)
Other liabilities	(3,813)	261,744
Income taxes payable	571,319	372,627

Net cash provided by operating activities	10,281,499	10,996,410

Cash flows from investing activities:
Purchases of property and equipment	(1,530,065)	(1,207,035)
Additions to intangible assets	(1,023,816)	(1,110,695)
Proceeds from maturities of marketable debt securities	—	130,000
Changes in restricted cash	(21,279,971)	450,024

Net cash used in investing activities	(23,833,852)	(1,737,706)

Cash flows from financing activities:
Principal payments on long-term debt	(240,000)	(735,000)
Borrowings under line of credit	9,030	46,620
Payments under line of credit	(5,509,030)	(5,003,544)
Distributions to shareholders	(5,571,321)	—
Proceeds from issuance of common stock	773,862	497,728

Net cash used in financing activities	(10,537,459)	(5,194,196)
Effects of foreign currency exchange rates on cash	215,264	(165,953)

Net increase (decrease) in cash	(23,874,548)	3,898,555
Cash and cash equivalents at beginning of period	40,508,365	4,890,458

Cash and cash equivalents at end of period	$16,633,817	$8,789,013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$123,106	$113,901
Income taxes	$377,188	$2,118,753
See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
1. Basis of Presentation
     The consolidated financial statements of Stratagene Corporation and its subsidiaries (collectively, “Stratagene” or the “Company”) for the three and nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, these financial statements include all normal, recurring adjustments that are necessary to present fairly the consolidated financial position of the Company as of September 30, 2006 and the consolidated results of operations and cash flows of the Company for the nine months ended September 30, 2006 and 2005.
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
     New Accounting Pronouncements —In July 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact that adopting FIN 48 will have on our financial results in future periods.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet completed its evaluation of the impact of adopting SFAS No. 157.
     In September 2006, the SEC issued Staff Accounting Bulleting (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB No. 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB No. 108 will have a material effect on its results of operations or financial position.
2. Earnings Per Share (“EPS”)
     Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS also includes the dilutive effects of the Company’s outstanding common stock options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Weighted average shares:
Basic	22,410,973	22,141,647	22,373,078	22,076,654
Effect of dilutive common stock options	—	139,600	—	126,632

Diluted	22,410,973	22,281,247	22,373,078	22,203,286

     The Company had a net loss for the three and nine months ended September 30, 2006; therefore, the weighted average shares used in the calculation of basic and diluted net loss per common share are the same. Options outstanding totaling 1,698,126 for the three month period ended September 30, 2005 and 1,951,458 for the nine month period ended September 30, 2005 were excluded from the calculations of EPS, as their effect would have been antidilutive.
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
     The weighted-average estimated fair values of employee stock options granted during the three and nine months ended September 30, 2006 were $3.01 and $3.05, respectively. The weighted-average estimated fair values of employee stock granted under Stratagene Corporation’s Employee Stock Purchase Program (“ESPP”) during the three and nine months ended September 30, 2006 were $1.50 and $1.70 using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the three and nine months ended September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Options	ESPP	Options	ESPP
Risk free interest rate	4.9%	4.9%	5.0%	4.8%
Dividend yield	0%	0%	0%	0%
Volatility factor	45%	45%	45%	45%
Expected life (in years)	4.8 years	0.25 years	4.8 years	0.25 years
Pre-vesting forfeiture rate	7%	NA	7%	NA
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

     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, including those granted under the ESPP, recognized for the three and nine months ended September 30, 2006 was comprised as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Capitalized to inventory	$17,839	$39,532

Cost of product sales	29,997	68,002
Research and development	74,607	143,838
Selling and marketing	70,128	140,311
General and administrative	94,066	275,840

Share-based compensation expense before taxes	268,798	627,991
Related income tax benefits	(90,047)	(210,377)

Share-based compensation expense after taxes	$178,751	$417,614

Net share-based compensation expense, per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Pro Forma Information under SFAS No. 123(R) for Periods Prior to Fiscal 2006
     Prior to adopting the provisions of SFAS No. 123(R), the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB No. 25 and provided the required pro forma disclosures of SFAS No. 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no expense was recorded prior to adopting SFAS No. 123(R). Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted EPS using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted EPS as their effect was anti-dilutive.
     For purposes of pro forma disclosures under SFAS No. 123 for the three and nine months ended September 30, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and EPS were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$688,428	$5,761,164
Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(97,828)	(2,244,340)

Pro forma net income	$590,600	$3,516,824

Earnings per common share:
Basic – as reported	$0.03	$0.26
Basic – pro forma	$0.03	$0.16
Diluted – as reported	$0.03	$0.26
Diluted – pro forma	$0.03	$0.16
Options to Non-Employees
     Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measured. The fair value for these options is based on the Black-Scholes pricing model using the assumptions described above. The Company recognized $23,640 and $36,170 of stock-based compensation expense for the three months ended September 30, 2006 and 2005, respectively, and ($45,265) and $135,036 of stock-based compensation expense (income) for the nine months ended September 30, 2006 and 2005, respectively. The expense (income) was recorded in research and development expense. The total deferred charges for options granted to non-employees are re-measured quarterly as the underlying options vest and are included in additional paid-in capital in the financial statements.
4. Balance Sheet Information
     Restricted Cash
     Restricted cash totaled $21,474,463 and $192,388 at September 30, 2006 and December 31, 2005, respectively. Total interest earned on restricted cash was $265,204 and $561 for the three months ended September 30, 2006 and 2005, respectively, and $690,467 and $3,727 for the nine months ended September 30, 2006 and 2005, respectively.
     Restricted cash deposits primarily relate to a $21.0 million civil supersedeas bond that Stratagene posted in order to permit the Company to appeal a judgment of the district court related to litigation with Third Wave Technologies without being subject to collection activities by Third Wave. This bond is secured by $21.0 million of cash in an interest-bearing restricted account. For further detail on this litigation, see Note 9, Commitments and Contingencies – Legal.
     Subsequent to the balance sheet date, cash was impacted by the court judgment in the matter of Invitrogen vs. Stratagene that was filed on October 31, 2006 in Federal District Court in Texas. On November 15, 2006, the Company filed a supersedeas bond in the amount of $11.5 million in order to permit the Company to appeal the judgment of the district court without being subject to collection activities by Invitrogen. The appeal bond is secured by $11.5 million of cash in an interest-bearing restricted account. The cash collateral required to support the bond was provided from the available cash resources of the Company. For further detail on this litigation, see Note 9, Commitments and Contingencies – Legal.
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
     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$7,467,432	$4,955,062
Work-in-process	1,351,488	3,854,153
Finished goods	3,964,997	4,440,600

Total	$12,783,917	$13,249,815

     Intangible Assets and Goodwill
     The following sets forth the Company’s intangible assets by major asset class:

		September 30, 2006			December 31, 2005
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Intangible assets subject to amortization:
Amortizable patents and other	2 – 7 years	$9,604,602	$5,041,752	$4,562,850	$8,696,142	$4,284,418	$4,411,724
Amortizable intangible assets	1 – 5 years	$1,189,000	$746,391	$442,609	$1,189,000	$530,587	$658,413
Intangible assets not subject to amortization:
Non-amortizable intangible assets		$1,575,000	$—	$1,575,000	$1,575,000	$—	$1,575,000
Goodwill		$27,234,214	$—	$27,234,214	$27,234,214	$—	$27,234,214

		$39,602,816	$5,788,143	$33,814,673	$38,694,356	$4,815,005	$33,879,351

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
     Amortization expense totaled approximately $345,000 and $327,000 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense totaled approximately $1,019,000 and $961,000 for the nine months ended September 30, 2006 and 2005, respectively.
     Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2006	2005
Accrued compensation	$1,826,639	$3,406,685
Accrued royalties	17,386,985	17,208,443
Litigation accruals	41,800,193	20,600,352
Warranty	200,168	233,299
Other accrued expenses and liabilities	1,642,552	1,327,473

Total	$62,856,537	$42,776,252

5. Long-Term Debt
     The Company has debt instruments bearing interest at variable rates (up to 7.87% as of September 30, 2006), most of which are guaranteed by Stratagene and secured by substantially all of the assets of Stratagene. The outstanding debt instruments contain restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. The debt instruments also restrict the payments of dividends to the Company’s stockholders. As of September 30, 2006, the Company was not in compliance with its minimum tangible net worth covenant as a result of a non-cash litigation charge taken in the third quarter of 2006 of approximately $12.5 million related to the Invitrogen case. (See Note 9 for details on this case.) As a result, the Company is in default of the terms of the credit agreement, and the credit agreement holder has terminated the reducing revolving line of credit facility portion of the credit agreement. The Company has not drawn on the revolving line of credit since December 2005 and there are no amounts currently outstanding and the Company was not seeking to borrow against this revolving line of credit. The Company has commenced discussions with other lenders to establish an alternative lending facility. Long-term debt and line of credit consist of the following:

	September 30,	December 31,
	2006	2005
Reducing revolving line of credit not to exceed $9,000,000 bearing interest at LIBOR plus 2.55% (7.87% and 6.94% at September 30, 2006 and December 31, 2005, respectively; 7.56% and 5.94% average rate for the nine months and year ended September 30, 2006 and December 31, 2005, respectively); debt held by subsidiary of the Company, guaranteed by the Company and secured by substantially all of its assets	$—	$5,500,000

Debt held by subsidiary of the Company from bond indenture agreement with Bastrop County, Texas in the original principal amount of $9,100,000, at an average interest rate of 3.56% and 2.57% for the nine months and year ended September 30, 2006 and December 31, 2005, respectively (3.90% and 3.65% at September 30, 2006 and December 31, 2005, respectively); sinking fund payment of $735,000 required in April 2005, reducing to $240,000 per year through April 2021, and $175,000 in April 2022 when the bonds mature; proceeds are restricted to the purchase of land, building and equipment	3,775,000	4,015,000

	3,775,000	9,515,000

Current portion of long-term debt	240,000	5,740,000

Long-term debt, less current portion	$3,535,000	$3,775,000

     The Company received a written consent from the credit facility holder to pay a special cash dividend of $0.25 per share on the Company’s common stock to holders of record on December 16, 2005. The special cash dividend of $5,571,321 was paid on January 6, 2006.
     The aggregate maturities of long-term debt principal payments for each of the five years subsequent to December 31, 2005 are as follows:

Principal
Payment
Less than one year	$240,000
One year	240,000
Two years	240,000
Three years	240,000
Four years	240,000
Thereafter	2,575,000

Total	$3,775,000

6. Stockholders’ Equity
     The following table summarizes equity transactions during the nine months ended September 30, 2006:

					Retained
			Additional	Unearned	Earnings	Accumulated Other	Total
	Common Stock		Paid-in	Stock-based	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit)	Loss	Equity
Balance as of January 1, 2006	22,319,250	$2,232	$54,398,471	$(48,294)	$5,731,260	$(1,593,443)	$58,490,226
Amortization of unvested options acquired in the Hycor merger	—	—	—	36,204	—	—	36,204
Common stock issued pursuant to employee stock purchase plan	53,982	5	321,638	—	—	—	321,643
Common stock issued upon exercise of stock options	58,882	6	452,213	—	—	—	452,219
Tax benefit received from the exercise of stock options	—	—	54,579	—	—	—	54,579
Compensation expense for non-employee stock options	—	—	(45,265)	—	—	—	(45,265)
Compensation expense for employee stock options and employee stock purchase plan	—	—	667,523	—	—	—	667,523
Net income (loss)	—	—	—	—	(8,947,894)	—	(8,947,894)
Foreign currency translation	—	—	—	—	—	479,582	479,582

Balance as of September 30, 2006	22,432,114	$2,243	$55,849,159	$(12,090)	$(3,216,634)	$(1,113,861)	$51,508,817

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
7. Stock Benefit Plans
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
          As a result of the adoption of the 2006 Plan, no new awards will be made under the 2000 Plan. Initially, the number of shares of Stratagene common stock that may be issued pursuant to awards granted under the 2006 Plan shall not exceed, in the aggregate, 500,000 shares. The number of shares of common stock initially reserved for issuance under the 2006 Plan shall be subject to increase pursuant to the terms of the 2006 Plan. In addition, the number of shares reserved for issuance pursuant to awards under the 2006 Plan will be automatically increased on each January 1 during the term of the 2006 Plan, commencing on January 1, 2007 and continuing until, and including, January 1, 2016. The annual increase in the number of shares shall be equal to the least of:
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
     The following table summarizes option activity for all approved plans:

		Weighted-
		average
		Exercise
	Options	Price
Outstanding, December 31, 2005	2,670,598	$8.98
Granted	525,250	6.84
Exercised	(64,875)	7.93
Forfeited	(284,519)	8.35

Outstanding, September 30, 2006	2,846,454	$8.67

Exercisable September 30, 2006	1,951,718	$9.21
     The weighted average remaining contractual term of outstanding options at September 30, 2006 is 6.79 years. The aggregate intrinsic value of such options is $300,459. The weighted average remaining contractual term of exercisable options at September 30, 2006 is 5.88 years. Intrinsic value represents the difference between the option price at grant date and the market price of Stratagene’s common stock at the balance sheet date. The aggregate intrinsic value of such options is $292,017.
     As of September 30, 2006, there was $1,502,278 of total unrecognized compensation costs related to non-vested share-based compensation arrangements under the various option plans. This cost is expected to be recognized over a weighted average period of 2.2 years.

     The following table summarizes information about Stratagene stock options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	average	Weighted-	Exercisable	Weighted-
	as of	Remaining	average	as of	average
	September 30,	Contractual	Exercise	September 30,	Exercise
Range of Exercise Prices	2006	Life (in Years)	Price	2006	Price
$1.63 - $8.00	786,771	7.69	$6.54	205,592	$5.88
$8.01 - $8.11	428,900	7.71	8.11	386,900	8.11
$8.12 - $9.20	316,375	8.12	8.65	103,066	8.64
$9.21 - $9.34	798,960	7.68	9.34	778,962	9.34
$9.35 - $11.50	164,272	4.41	10.05	126,022	9.90
$11.51 - $12.00	351,176	1.52	12.00	351,176	12.00

	2,846,454	6.79	$8.67	1,951,718	$9.21

     Employee Stock Purchase Plan — In June 2004, the Company adopted the Stratagene Corporation Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the board of directors. Under the terms of the ESPP, purchases are made quarterly. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower. During the three months ended September 30, 2006 and 2005, 20,515 and 14,454 shares of common stock were issued under the ESPP from proceeds of $107,499 and $106,815, respectively. During the nine months ended September 30, 2006 and 2005, 53,982 and 38,600 shares of common stock were issued under the ESPP from proceeds of $321,643 and $275,255, respectively. During the three and nine months ended September 30, 2006, the Company expensed $30,799 and $91,928 of share-based compensation related to the ESPP.
8. Comprehensive Income
     Components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended,		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net income (loss)	$(6,305,813)	$688,428	$(8,947,894)	$5,761,164
Foreign currency translation gain (loss)	142,530	(23,525)	479,582	(733,487)
Unrealized gains (losses) on marketable debt securities	—	182	—	(183)

Comprehensive income (loss), net of tax	$(6,163,283)	$665,085	$(8,468,312)	$5,027,494

9. Commitments and Contingencies
     Royalty Payments — The Company accrues and pays royalties in accordance with the applicable royalty contracts to which it is a party. Accrued expenses and other liabilities at each of September 30, 2006 and December 31, 2005 include $5.3 million of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the third quarter of 2005. The Company accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003 through late 2005, such royalty payments were withheld by the Company while the Company evaluated a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Stratagene’s financial position, results of operations and cash flows could be materially affected if the parties subsequently determine that the royalties differ significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents expire in 2006 and 2007. Following the expiration of these process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. The expiration of the United States patent in March 2005 resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene achieved an additional $125,000 reduction in royalty expense since March 2006. The Company believes that this decrease in royalty expense has been partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.
     Corporate Collaboration — Stratagene entered into a strategic partnership with Strand Life Sciences in December 2005 to develop a suite of next generation software solution products for sale. Under the terms of the agreement, Strand and Stratagene will collaborate on the design and development of innovative software products to address the increasingly complex demands of biological data analysis for life scientists. Stratagene will exclusively market and sell the jointly developed products. Under the agreements, Stratagene is required to make aggregate milestone payments of $0.9 million to Strand upon acceptance of certain deliverables. In addition, Stratagene is required to make $1.5 million in minimum annual payments to Strand in the first twelve months after the first commercial sale or 60 days after final acceptance of the product. The minimum annual payments may be offset by $0.5 million of the milestone payments in the first twelve months of the contract term. Stratagene has accrued one-half of the first-year minimum payments, less credits for milestone payments, due under agreements through September 30, 2006. Stratagene will also be required to make $1.7 million in minimum annual payments to Strand in the second twelve months of the contract term.
     Stratagene entered into an agreement with the Diagnostics Division of Bayer HealthCare LLC, or Bayer, in December 2005, pursuant to which Bayer will purchase a customized version of Stratagene’s Mx3005P instrument system for use in a new platform Bayer is developing for performing molecular diagnostics tests worldwide. Under the terms of the agreement, Stratagene is developing customized software and system features for Bayer’s use. The agreement also calls for Stratagene to implement Quality System Regulations (QSR) and procedures under which Stratagene will manufacture the customized Mx3005P instrument system for Bayer. Stratagene receives milestone payments based upon completion of software-based customization and regulatory activities needed to meet Bayer’s clinical requirements.
     Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements, such as the Bayer agreement, that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. We recognize revenue for delivered elements in accordance with SAB No. 104 and our revenue recognition policy and only when we determine that the earnings process is complete and all elements for recognition of contract revenue have been achieved.
     The Bayer agreement includes milestone payments during the development phase of the contract. Revenue during the development phase of the contract is recognized when earned, as evidenced by acknowledgement from our collaborator. Costs incurred under the Bayer agreement are classified as work-in-process under Prepaids and Other Assets, and will be recognized in the same manner as revenue. For instrumentation products where software is considered more than incidental to the product, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. During the development phase of this contract, the Company will perform engineering services and deliver development units to Bayer. Revenue is recognized when the Company’s revenue recognition criteria is met, which is generally upon the delivery and acceptance of the development units by Bayer. The Company records deferred revenue for amounts received in advance of acceptance as deferred revenue.
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
     In March 2001, Stratagene was sued by Invitrogen Corporation in the United States District Court for the Western District of Texas (Austin). The complaint alleged (1) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) for lost profits and/or reasonable royalty damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that the ‘797 patent was not infringed by Stratagene. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, on remand from the Federal Circuit Court, the district court determined on Invitrogen’s motion for partial summary judgment that Stratagene infringed the ‘797 patent based on Stratagene’s then existing manufacturing process and further held on partial summary judgment, that while the ‘797 patent was not invalid for indefiniteness, the ‘797 patent was invalid because of public use under 35 U.S.C. § 102(b). Invitrogen appealed the district court’s ruling of invalidity, and oral arguments were heard before the Federal Circuit Court of Appeals in May 2005. In October 2005, the Federal Circuit Court reversed the district court’s summary judgment of invalidity due to public use, affirmed the district court’s partial summary judgment of infringement, affirmed the district court’s denial of summary judgment of invalidity due to indefiniteness, and remanded the case for further proceedings. Invitrogen admitted that Stratagene’s current manufacturing processes do not infringe the ‘797 patent and that there is no claim for an injunction. The case went to trial on July 17, 2006 in front of a seven person jury, and on July 25, 2006, the jury returned a verdict that the ‘797 patent was valid and that Stratagene’s infringement of the patent was willful. The jury denied Invitrogen’s request for lost profits damages in the amount of $32 million dollars but returned a verdict for a reasonable royalty of approximately $7.9 million, based on a 15% royalty rate. The court requested briefing from the parties regarding whether judgment can be entered on the jury’s verdict based on a 15% royalty rate. Stratagene and Invitrogen filed briefs on this issue. Stratagene asked the court to offer Invitrogen a remittitur, based on a royalty rate between 1% and 5%, and if Invitrogen refuses, to order a new trial limited solely to the question of the appropriate royalty rate between 1% and 5%. Invitrogen also filed a motion requesting the court award prejudgment interest and enhance the judgment as a result of the jury’s finding of willful infringement. Stratagene opposed this motion.
     On October 31, 2006, the district court awarded Invitrogen $16.2 million plus attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. The district court first adjusted a portion of the $7.9 million jury award and then trebled a portion of the award that was related to sales by Stratagene of the allegedly infringing products made prior to November 2, 2001. Stratagene believes that the jury’s verdict and the damages awarded by the district court were not supported by the facts of the case or the law and as a result, intends to appeal the decision. In appealing the jury’s verdict and the court’s subsequent post trial rulings, Stratagene will be challenging the finding of validity of the patent, the appropriateness of the damages determined by the jury, the trebling of a portion of the amount by the court and the award of attorney’s fees. Stratagene had previously modified its process for manufacturing competent E. coli cell products and, as a result, Invitrogen has agreed that Stratagene products sold in recent years and currently offered for sale will not be affected by the jury verdict. The jury found that Invitrogen was not entitled to lost profits because Stratagene has had a non-infringing manufacturing process for competent cells.
     The Company has filed a supersedeas bond in the amount of $11.5 million in order to permit the Company to appeal the judgment of the district court without being subject to collection activities by Invitrogen. The bond is secured by $11.5 million of cash in an interest-bearing restricted account. The $11.5 million amount for the supersedeas bond is comprised of the $7.5 million compensatory portion of the amended jury verdict, plus estimated attorneys fees and costs and estimated post-judgment interest. This bond is subject to confirmation by the Federal District Court in Texas.
     In considering whether to record a loss contingency and, if so, an amount, Stratagene considered the guidance provided by FASB Statement No. 5 (“FAS 5”), Accounting for Contingencies, and FASB Interpretation No. 14 (As Amended), Reasonable Estimation of the Amount of a Loss, an Interpretation of FASB Statement No. 5. FAS 5 requires an accrual to be made when a loss is probable and estimatable. The Company has now accrued an aggregate of $20.4 million in expense for the judgment awarded in this matter, including $12.5 million accrued in the third quarter of 2006. The Company had accrued $7.9 million for this matter in the second quarter of 2006 based on the jury verdict. The $20.4 million accrual includes total damages of $16.2 million, attorneys’ fees and costs of $2.9 million, and pre-judgment interest of $1.3 million. Although the Company will appeal the district court judgment to the Federal Circuit Court of Appeals, the Company has accrued $20.4 million, as management believes that it has met the conditions for accrual as stated in FASB Statement No. 5. Post-judgment interest at the rate of approximately 5.05% compounded annually will be applied to the compensatory portion of the damages and will be accrued against Stratagene’s earnings until the matter is resolved.
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
   Third Wave Technologies
     In September 2004, Stratagene was sued by Third Wave Technologies, Inc. (”Third Wave”) in the United States District Court for the Western District of Wisconsin. The complaint alleged that Stratagene infringed United States patent nos. 6,348,314 and 6,090,543, and has induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale and/or selling assays employing cleavage of nucleic acids, including at least its Full Velocity products. Third Wave sought a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it did not infringe a valid or enforceable claim of either patent. Stratagene also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. Stratagene sought an award of its fees and costs incurred in defending itself in this action. A jury trial commenced on August 22, 2005. The jury returned a verdict that the patents-in-suit were valid and infringed by Stratagene. Additionally, the jury returned a verdict for monetary damages in the amount of $5.3 million and that Stratagene’s infringement was willful. Based on the jury’s verdict, the district court permanently enjoined Stratagene from making, advertising, promoting the use of, selling, offering to sell, using, permitting to be used, contributing to the use, sale or offering for sale of, or inducing the use, sale or offering for sale the FullVelocity QPCR and FullVelocity QRT-PCR products, or any other product used in a method that meets all of the limitations of any of the asserted claims. Stratagene filed post trial motions to reverse or modify the jury verdicts and/or for a new trial. Third Wave filed post trial motions to treble the damages up to $15.9 million, and requested an award of attorneys’ fees and costs. On December 19, 2005, the district court awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. In January 2006, Stratagene posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals. On February 22, 2006, the district court confirmed the award of Third Wave attorneys’ fees and costs in the amount of $4.2 million. Stratagene appealed the district court’s award of attorneys’ fees and costs to the Federal Circuit Court of Appeals. The appeal to the Federal Circuit Court of Appeals has now been fully briefed by the parties; oral arguments are currently scheduled for December 2006. In considering whether to record a loss contingency and, if so, an amount, Stratagene considered the guidance provided by FASB Statement No. 5, Accounting for Contingencies. The Company accrued $20.6 million in expense for the judgment awarded in this matter. This amount includes total damages of $15.9 million, attorneys’ fees and costs of $4.2 million, and pre-judgment interest of $0.5 million. In March 2006, Third Wave was awarded an additional $0.1 million for other court costs, bringing the total award to $20.7 million. Although the Company has now appealed the district court judgment to the Federal Circuit Court of Appeals, the Company has accrued $20.7 million, as management believes that it has met the conditions for accrual as stated in FASB Statement No. 5. Post-judgment interest at the rate of approximately 4.4% compounded annually remains in effect and unpaid unless the judgment is reversed.
     During 2005, the Company paid $2.9 million in legal fees to an outside law firm that represented the Company in a litigation matter that was tried before a jury. Subsequent to year end, the Company ended its attorney/client relationship with this firm. Subsequent to year end, the Company indicated that it may pursue claims for damages against the outside law firm and the outside law firm indicated that it may adjust billing credits previously applied to payments made through the third quarter of 2005 in the amount of $1.1 million. The Company believes that it has fairly stated its legal expenses in 2005 and 2006 after considering these unresolved issues. As of September 30, 2006, accrued but unpaid legal fees amounted to $0.8 million.
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
   Applera Corporation
     In November 2004, Stratagene received notice of a patent infringement suit filed by Applera Corporation against it and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. In December 2004, Stratagene filed its answer to the complaint responding that it does not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. In April 2006, the court held a Markman hearing and issued its claim construction. Thereafter, the parties entered into an agreement to stay further discovery and motions practice pending the outcome of settlement negotiations between the parties. This agreement has now expired and discovery is again proceeding while the parties continue their negotiations. An estimate of the possible loss or range of loss cannot be made at this time and Stratagene is unable to determine whether the outcome of the litigation could have a material impact on its results of operations, financial condition, or cash flows in any future period.
     In June 2005, Stratagene received notice that Applera had filed an infringement action against it in the Dusseldorf District Court in Germany relating to EP patent 0 872 562, the European counterpart of the ‘934 patent. By decision of the Opposition Division of the European Patent Office dated January 7, 2005, the ‘562 patent was revoked. Based upon that revocation, Stratagene moved to stay the district court proceedings in July 2005. That motion was granted. On July 7, 2006, an appellate panel of the European Patent Office reversed the revocation decision of the Opposition Division and remanded the case back to the Opposition Division for further consideration of additional invalidity grounds. Applera moved to lift the stay in the Dusseldorf District Court. The court granted the motion and the proceedings have resumed. On November 10, 2006, Stratagene filed its response to the complaint. The Dusseldorf District Court is currently scheduled to conduct a trial of this action in May 2007.

   Ariadne Genomics
     In March 2005, Stratagene filed a demand for arbitration with the American Arbitration Association (“AAA”) against Ariadne Genomics, Inc. (“Ariadne”) for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement (the “Agreement”) executed in December 2002 between the parties. Ariadne filed counterclaims in the AAA, which Stratagene denied. The parties have now reached an amicable settlement of this matter. In October 2005, Stratagene and Ariadne executed a Binding Settlement Agreement Term Sheet (the “Term Sheet”) to resolve all of their disputes, and the parties are in the process of completing a comprehensive Settlement Agreement. In brief, the settlement memorialized in the Term Sheet provides that Stratagene’s exclusive right to market, sell and distribute the software products covered by the Agreement between the parties has been confirmed, and that the term of that Agreement has been extended through December 31, 2005. In addition, Ariadne agreed to pay Stratagene a sum of $300,000 by December 31, 2005, which has now been paid. All proceedings between the parties will be dismissed with prejudice, and all disputes in the United States Patent & Trademark Office will be dismissed by agreement. After executing the Term Sheet, Stratagene and Ariadne entered into negotiations for a comprehensive settlement agreement, but have been unable to resolve certain remaining issues. Pursuant to the Term Sheet, any remaining disputes regarding the settlement or the parties’ claims against each other are to be submitted to binding arbitration before a single neutral arbitrator in San Diego County. That arbitration occurred on February 27, 2006. The arbitration decision was rendered on March 20, 2006, which affirmed and interpreted the parties’ Term Sheet and required certain actions on the part of both parties, none of which involved the payment of any amounts to the other party. Ariadne then filed a request that the arbitration award be revised or amended. The arbitrator declined to do so in a ruling on April 19, 2006, declaring that the previous arbitration award was final and would not be changed.
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
10. Segment Information
     The Company operates in two business segments: research supplies and clinical diagnostics. Segment information is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Research	Clinical		Research	Clinical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Product sales from external customers	$17,330,042	$5,869,874	$23,199,916	$18,073,567	$5,622,316	$23,695,883
Income before income taxes	$(11,384,946)	$1,547,485	$(9,837,461)	$(622,705)	$1,660,533	$1,037,828

	Nine months ended			Nine months ended
	September 30, 2006			September 30, 2005
	Research	Clinical		Research	Clinical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Product sales from external customers	$52,895,188	$17,963,773	$70,858,961	$55,574,414	$17,612,904	$73,187,318
Income before income taxes	$(19,219,266)	$5,034,141	$(14,185,125)	$3,760,693	$4,633,030	$8,393,723
     At September 30, 2006 and December 31, 2005, total assets for each business segment were as follows:

	September 30, 2006			December 31, 2005
	Research	Clinical		Research	Clinical
	Supplies	Diagnostics	Total	Supplies	Diagnostics	Total
Total assets	$87,343,938	$41,246,121	$128,590,059	$82,611,880	$42,069,887	$124,681,767

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
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Quarterly Report by using words such as “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions, among other things. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include our ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the possible termination of license agreements, fluctuations in operating results, dependence on key employees, our indebtedness, future capital requirements, the possibility of unproductive research and development projects, ability to manage growth, price volatility of our common stock, the impact of future sales of common stock on our stock price, potential declines in research and development budgets or funding and our ongoing ability to protect our own intellectual property rights and avoid violating the intellectual property rights of third parties.
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
     We adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period. Prior periods are not revised for comparative purposes. For the nine months ended September 30, 2006, we recognized $0.5 million of compensation expense for employee stock options. At September 30, 2006, there was $1.5 million remaining in unrecognized compensation cost related to employee stock options, which are expected to be recognized over a weighted average period of 2.2 years.
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
     For share-based awards issued during the three months ended September 30, 2006, the risk-free interest rate assumption is based upon observed interest rates appropriate for the expected terms of our employee stock options. We paid a special $0.25 per share dividend to shareholders on January 6, 2006 as a result of a settlement with

Cambridge Antibody Technology, but this dividend was not considered in the dividend yield of 0.0% as we have no intentions of paying cash dividends in the foreseeable future. The volatility factor was calculated based on the historical volatility of the Hycor and Stratagene stock prices and the consideration of trends and future events. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is calculated using the simplified method as described in the SEC’s SAB No. 107. Using the simplified method, options granted to employees with a four year vesting schedule have an expected life of 6.25 years and options granted to directors with a three year vesting schedule have an expected life of 6 years. The post-vesting forfeiture rate is based on our historical option cancellation information and was normalized for significant non-recurring employee terminations that occurred related to the merger with Hycor.
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
     The following table summarizes the types of deferred revenue and the timing of when we recognize that revenue:

Type of deferred revenue	When recognized
Extended warranty or maintenance agreements	Recognized over the term of the contract, generally 12 months. In most cases, these contracts were sold at the time of product purchase and the recognition of revenue begins after the warranty period, which is generally one year.

License agreements	Recognized over the term of the agreement, generally 12 months.

Collaboration agreements – milestone payments	Recognized over the period that the specified services or products are delivered and accepted by the customer.
     The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
Type of deferred revenue	2006	2005
Extended warranty, installation or maintenance agreement	41%	59%
License agreements	30%	41%
Collaboration agreements – milestone payments	29%	0%

Total deferred revenue	100%	100%

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
     Royalties
     We enter into license agreements in the ordinary course of our business, which require royalty payments to be made based on specified product sales. These agreements cover the majority of our products. We believe that we determine the royalties we calculate and accrue in accordance with the patent license agreement. However, our royalty calculations are subject to review by the license holder. Therefore, our financial position, results of operations, or cash flows could be materially affected if the parties determine that the royalties differ significantly from the amounts we have recorded. From mid-2003 through late 2005, we withheld payments to a license holder while we evaluated a possible overpayment in the royalties we paid in prior periods. During this time, we continued to accrue and record the estimated quarterly royalty payable under the patent license agreement and reported this amount to the license holder. As of September 30, 2006, the amount of accrued and unpaid royalties related to this patent license agreement was approximately $5.3 million. The patent underlying this royalty obligation expired in the United States in March of 2005 and resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, we achieved an additional $125,000 reduction in royalty expense since March 2006. We believe that this decrease in royalty expense has been partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.
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
     Research and Development
     We focus our research and development efforts on developing products that use innovative technologies in both our Research Supplies and Clinical Diagnostics product lines. Research and development costs are expensed as incurred. For the nine months ended September 30, 2006 and for the year ended December 31, 2005, our research and development expenses totaled approximately $9.3 million and $12.4 million, respectively, and we intend to spend between 13% and 15% of our revenues on research and development activities for at least the next few years.
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
Results of Operations
     Three months ended September 30, 2006 compared to three months ended September 30, 2005
     Revenues
     For the three months ended September 30, 2006, total revenue decreased approximately $0.5 million or 2.1% compared to the three months ended September 30, 2005. The decrease in revenue for the three months ended September 30, 2006 was a result of overall declines in our research supplies segment of approximately $0.7 million, which were affected by lower sales of our software products and lower average selling prices on our legacy products as compared to sales in the same segment for the three months ended September 30, 2005. This decrease was offset by increased revenue in all areas of our clinical diagnostics segment of $0.2 million, or 4.5%, during the three months ended September 30, 2006 when compared to the three months ended September 30, 2005. As a result of a weakening US dollar, we recorded a positive foreign exchange impact to revenue of approximately $0.2 million or 0.9% of total revenue for the three months ended September 30, 2006 when compared to the foreign exchange rates for the three months ended September 30, 2005.
     We expect that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.
     Cost of product sales
     Cost of product sales increased $0.1 million, or 1.6%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. As a percentage of sales, cost of product sales increased from 36.4% for the three months ended September 30, 2005 to 37.4% for the three months ended September 30, 2006. This increase in cost of product sales was primarily due to higher royalty expense associated with newly developed software products and increases in material and labor costs in our diagnostics segment during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase was offset by decreased royalty expenses primarily due to the expiration of certain foreign patents held by a third party during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
     Research and Development Expenses
     Research and development expenses remained constant for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. As a percentage of total revenue, research and development expenses increased slightly from 12.0% for the three months ended September 30, 2005 to 12.2% for the three months ended September 30, 2006.
     We expect to recognize increases in research and development spending in 2006 for the Bayer HealthCare agreement over fiscal year 2005 research and development expenses.
     Selling and Marketing Expenses
     Selling and marketing expenses decreased approximately $0.5 million, or 9.2%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease in spending was due to decreased marketing communication expenses as well as lower personnel costs for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of total revenue, selling and marketing expenses decreased from 22.4% for the three months ended September 30, 2005 to 20.8% for the three months ended September 30, 2006.
     General and Administrative Expenses
     General and administrative expenses decreased approximately $1.6 million, or 26.8%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease was due to incurring approximately $1.6 million less in legal expenses related to patent litigation during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. As a percentage of total revenue, general and administrative expenses decreased from 25.0% for the three months ended September 30, 2005 to 18.7% for the three months ended September 30, 2006.
     Litigation Charges
     The litigation charge for the three months ended September 30, 2006 is for $12.5 million in expense related to the judgment awarded in the Invitrogen vs. Stratagene patent infringement matter. $7.9 million had also been accrued for this matter in the second quarter of 2006. These amounts total $20.4 million, which include total damages of $16.2 million, attorneys’ fees and costs of $2.9 million, and pre-judgment interest of $1.3 million. In considering whether to record a loss contingency, we considered the guidance provided by FASB Statement No. 5,

Accounting for Contingencies. Although we have now appealed the district court judgment to the Federal Circuit Court of Appeals, we have accrued $20.4 million, as we believe that we have met the conditions for accrual as stated in FASB Statement No. 5. Post-judgment interest at the rate of approximately 5.05% compounded annually will be applied to the compensatory portion of the damages and will be accrued against Stratagene’s earnings until the matter is resolved.
     Total Other Income (Expense), Net
     Total other income, net of expense, increased approximately $0.1 million, or 106.9%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was partially due to an increase in interest income of approximately $0.4 million due to higher cash balances, offset by recording $0.3 million more in interest expense for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to post-judgment interest at an annual rate of approximately 4.4% on the Third Wave Technologies award of $20.6 million. We will continue to record this interest expense until this litigation matter is concluded in the Federal Circuit Court of Appeals. See Note 9 to our consolidated financial statements for details on this case.
     Income Taxes
     We recorded a tax benefit of $3.5 million for the three months ended September 30, 2006 as compared to tax expense of $0.3 million for the three months ended September 30, 2005. The effective tax (benefit) rate for the three months ended September 30, 2006 was (35.9%) compared to 33.7% for the three months ended September 30, 2005. The Company recorded a tax benefit for the three months ended September 30, 2006 due to the net loss for the period. During the three months ended September 30, 2006, the effective tax rate was adjusted based on the revised estimated full year tax expense computed with the completion of our 2005 tax return. We now expect the full year effective tax rate to be approximately 36% without considering the unusual litigation charges recorded in the second and third quarters of 2006.
     We recognize state research and development and other credits when they are generated. We recognize excess credits for mature operating entities and we will use these credits to offset future taxable income as we believe it is more likely than not that we will realize the credits.
     Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     Revenues
     For the nine months ended September 30, 2006, total revenue decreased approximately $2.3 million or 3.2% compared to the nine months ended September 30, 2005. The decrease in revenue for the nine months ended September 30, 2006 was a result of overall declines in our research supplies segment of approximately $3.0 million, which were affected by lower average selling prices and lower royalty income as compared to sales in the same segment for the nine months ended September 30, 2005. This decrease was offset by increased contract revenue of $0.4 million related to the Bayer HealthCare agreement for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Additionally, we recognized increased revenue in our clinical diagnostics segment of $0.3 million, or 2.0%, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Total revenue was also affected by changes in foreign exchange rates resulting in a negative impact to revenue of approximately $0.6 million or 0.9% for the nine months ended September 30, 2006 when compared to the foreign exchange rates for the nine months ended September 30, 2005.
     Cost of product sales
     Cost of product sales decreased $0.3 million, or 1.1%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of recording lower sales in the nine months ended September 30, 2006. As a percentage of sales, cost of product sales increased from 35.6% for the nine months ended September 30, 2005 to 36.5% for the nine months ended September 30, 2006. This increase in cost of product sales was primarily due to higher royalty expense associated with newly developed software products and increases in material and labor costs in our diagnostics segment during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase was offset by decreased royalty expenses due to the expiration of certain patents held by a third party during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
     Research and Development Expenses
     Research and development expenses increased approximately $0.7 million or 8.7% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to the performance of services related to the development agreement with Bayer and increased development expense related to our Quantitative PCR product lines. As a percentage of total revenue, research and development expenses increased from 11.7% for the nine months ended September 30, 2005 to 13.2% for the nine months ended September 30, 2006.
     Selling and Marketing Expenses
     Selling and marketing expenses increased approximately $0.2 million, or 1.4%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in spending was due to increased marketing expenses associated with new life science product releases and electronic commerce development expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of total revenue, selling and marketing expenses increased from 21.5% for the nine months ended September 30, 2005 to 22.5% for the nine months ended September 30, 2006.
     General and Administrative Expenses
     General and administrative expenses decreased approximately $1.1 million, or 7.6%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease was primarily due to incurring approximately $0.9 million less in legal expenses related to patent litigation and approximately $0.2 million less in other administrative areas during the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. As a percentage of total revenue, general and administrative expenses increased from 20.4% for the nine months ended September 30, 2005 to 19.5% for the nine months ended September 30, 2006.
     Litigation Charges
     Litigation charges for the nine months ended September 30, 2006 include a $20.4 million expense related to the judgment awarded in the Invitrogen vs. Stratagene patent infringement matter. This amount includes total damages of $16.2 million, attorneys’ fees and costs of $2.9 million, and pre-judgment interest of $1.3 million. In considering whether to record a loss contingency, we considered the guidance provided by FASB Statement No. 5, Accounting for Contingencies. Although we have now appealed the district court judgment to the Federal Circuit Court of Appeals, we have accrued $20.4 million, as we believe that we have met the conditions for accrual as stated in FASB Statement No. 5. Post-judgment interest at the rate of approximately 5.05% compounded annually will be applied to the compensatory portion of the damages and will be accrued against Stratagene’s earnings until the matter is resolved.
     Litigation charges for the nine months ended September 30, 2006 also include $123,000 for court costs associated with the Third Wave litigation.
     Total Other Income (Expense), Net
     Total other income, net of expense, decreased approximately $0.1 million, or 112.6%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was partially due to a gain recognized during the nine months ended September 30, 2005 of $0.5 million as a result of a litigation settlement. Additionally, we recorded $0.7 million more in interest expense for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to post-judgment interest at an annual rate of approximately 4.4% on the Third Wave Technologies award of $20.6 million. We will continue to record this interest expense until this litigation matter is concluded in the Federal Circuit Court of Appeals. Offsetting the increased interest expense was an increase in interest income of approximately $1.0 million due to higher cash balances and an increase of $0.1 million in foreign currency transaction gains during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
     Income Taxes
     We recorded a tax benefit of $5.2 million for the nine months ended September 30, 2006 as compared to $2.6 million of tax expense recorded for the nine months ended September 30, 2005. The effective tax (benefit) rate for the nine months ended September 30, 2006 was (36.9%) compared to 31.4% for the nine months ended September 30, 2005. The Company recorded a tax benefit for the nine months ended September 30, 2006 due to the net loss for the period. During the third quarter of 2006, the effective tax rate was adjusted based on the revised estimated full year tax expense computed with the completion of our 2005 tax return. We now expect the full year effective tax rate to be approximately 36% without considering the unusual litigation charges recorded in the second and third quarters of 2006.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, selling and marketing expenses, debt service, capital expenditures, working capital and general corporate purposes. We have funded these expenses through cash from operations, supplemented with borrowings under credit facilities and other debt instruments.
     For the nine months ended September 30, 2006 and 2005, we generated net cash from operating activities of approximately $10.3 million and $11.0 million, respectively. We used net cash for investing activities of approximately $23.8 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures and additions to patents for the nine months ended September 30, 2006 totaled approximately $1.5 million and $1.0 million, respectively, as compared to $1.2 million and $1.1 million, respectively, for the nine months ended September 30, 2005. Restricted cash increased for the nine months ended September 30, 2006 by $21.3 million and decreased for the nine months ended September 30, 2005 by $0.5 million. See Note 4 to the financial statements for more information on restricted cash, which was primarily the result of a $21.0 million surety bond posted in the Third Wave litigation.
     We used net cash of $10.5 million and $5.2 million for financing activities for the nine months ended September 30, 2006 and 2005, respectively. This included the repayment of $5.7 million in debt for both the nine months ended September 30, 2006 and 2005, as well as the payment of a dividend to shareholders of $5.6 million during the nine months ended September 30, 2006.
     Based on our review of our accounts receivables, an allowance for doubtful accounts is accrued, however, we do not write off individual accounts receivable until we have exhausted substantially all avenues of legal recourse to collect the outstanding amount. The actual write-off for the nine months ended September 30, 2006 was minimal. No significant change to future liquidity is anticipated.
     Net cash from operating activities was impacted by the addition of $19.9 million in accrued expenses and other liabilities for the nine months ended September 30, 2006 primarily due to the accrual of the Invitrogen litigation verdict. Accrued expenses and other liabilities also impacted net cash from operating activities by the addition of approximately $0.7 million for the nine months ended September 30, 2005 due to accrued legal fees.
     Capital expenditures for property and equipment were $1.5 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. We currently anticipate capital spending on property and equipment to be in the range of $2.0 million to $2.5 million in fiscal 2006.
     We had cash, cash equivalents, and restricted cash totaling approximately $38.1 million and $40.7 million at September 30, 2006 and December 31, 2005, respectively, and working capital of approximately $12.2 million and $18.9 million at September 30, 2006 and December 31, 2005, respectively.
     As of September 30, 2006, BioCrest Manufacturing, L.P., our consolidated subsidiary, had approximately $3.8 million in total debt, which was attributable to industrial revenue bonds.

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
     Borrowings under the reducing revolving line of credit bear interest at a variable rate equal to then applicable one-month LIBOR plus 2.55%, and the reducing revolving line of credit under the original credit facility agreement matures in January 2007. In January 2006, we entered into an amendment to the credit agreement, which provided for the extension of the reducing revolving line of credit to July 2008. The reducing revolving line of credit includes customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The reducing revolving line of credit also contains restrictive covenants requiring us to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. As of September 30, 2006, we were not in compliance with the minimum tangible net worth covenant as a result of a non-cash litigation charge taken in the third quarter of 2006 of approximately $12.5 million related to the Invitrogen case. (See Note 9 for details on this case.) As a result, we are in default of the terms of the credit agreement, and the credit agreement holder has terminated the reducing revolving line of credit facility portion of the credit agreement. We have not drawn on the revolving line of credit since December 2005 and there are no amounts currently outstanding, and we were not seeking to borrow against this revolving line of credit. We have commenced discussions with other lenders to establish an alternative lending facility.
     The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 3.56% for the nine months ended September 30, 2006 and 2.57% for the year ended December 31, 2005. Under the instrument governing the industrial revenue bonds, we were required to make sinking fund payments of $870,000 per year through April 2004 and $735,000 in April 2005. Thereafter, we are required to make sinking fund payments of $240,000 per year through April 2021, and $175,000 in April 2022 when the bonds mature.
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
     Subsequent to the balance sheet date, cash was impacted by the court judgment in the matter of Invitrogen vs. Stratagene that was filed on October 31, 2006 in Federal District Court in Texas. On November 15, 2006, we filed a supersedeas bond in the amount of $11.5 million in order to permit us to appeal the judgment of the district court without being subject to collection activities by Invitrogen. The cost of such surety bond was $46,000, and the bond was secured by $11.5 million of cash, which is being held in an interest bearing restricted account. We funded the amount required to collateralize the $11.5 million supersedeas bond from existing cash balances on hand on November 13, 2006. We have now accrued an aggregate of $20.4 million related to this verdict, which is comprised of trebled damages of $16.2 million plus attorneys’ fees and costs of approximately $2.9 million and pre-judgment interest of approximately $1.3 million. Post-judgment interest at the rate of approximately 5.05% compounded annually remains in effect and unpaid unless the judgment is reversed. If we are ultimately required to pay out all or a portion of the $20.4 million of damages accrued for this matter upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact our cash position. We currently do not have the available cash resources to pay the entire amount of the damage award and would be required to obtain other outside financing to pay the full amount of this award. In the event of payment or settlement of the judgment amounts against us for cash, we would realize an offsetting tax benefit that would partly mitigate our cash requirements. There can be no assurance that the cost of obtaining the necessary outside financing to fund the ultimate outcome of this matter will be available on terms reasonable to us.

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
     We expect that our current cash and cash equivalents, funds from operations and interest income earned thereon will be sufficient to fund our current operations for at least 12 months and the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our profitability, future business acquisitions, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the final outcome of pending patent litigations and appeals and competing technological and market developments. Despite these expectations, we cannot guarantee we will have sufficient funds on hand to meet all of our cash needs as they arise during the next twelve months.
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
     We also entered into an Employment Separation Agreement and Mutual General Release of all Claims (the “Separation Agreement”) with Ms. Ronni L. Sherman, our Executive Vice President and General Counsel, in connection with her retirement from Stratagene. This agreement provides for her to remain as a paid hourly consultant for an additional period of one year at rates of $250-$350 per hour depending on the services rendered. Pursuant to the Separation Agreement, Ms. Sherman received a lump sum payment of approximately $225,000 and will be entitled to receive an additional $40,000 in quarterly $10,000 installments over the next twelve months. In addition, she will be entitled to receive a minimum retainer for her consulting services of $10,000 per three-month period during each of the next four three-month periods. Half of Ms. Sherman’s hourly consulting service billings will be credited against such retainer amounts. Her medical insurance benefits will also be continued at Stratagene’s expense for a period of 18 months. Copies of the Separation Agreement and the agreement governing Ms. Sherman’s consulting relationship with us are attached hereto as Exhibits 10.1 and 10.2, respectively.
     As discussed in Note 9 to the financials statements, we have entered into several license and collaboration agreements. The Strand Life Sciences (“Strand”) agreement requires us to make aggregate milestone payments of $0.9 million to Strand upon our acceptance of certain deliverables. In addition, these agreements require us to make $1.5 million in minimum annual payments to Strand in the first twelve months after our first commercial sale or 60 days after our final acceptance of the product. The minimum annual payments may be offset by $0.5 million of the milestone payments in the first twelve months of the contract term. These agreements also required us to make $1.7 million in minimum annual payments to Strand in the second twelve months of the contract term. The contractual obligations table below reflects these obligations.
     We also entered into an agreement with the Diagnostics Division of Bayer HealthCare LLC, or Bayer, in December 2005, pursuant to which Bayer will purchase a customized version of our Mx3005P instrument system for use in a new platform Bayer is developing for performing molecular diagnostics tests worldwide. Under the terms of the agreement, we are developing customized software and system features for Bayer’s use. The agreement also calls for us to implement Quality System Regulations (QSR) and procedures under which we will manufacture the customized Mx3005P instrument system for Bayer.
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
Off-Balance Sheet Arrangements
     At each of September 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to certain financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet completed its evaluation of the impact of adopting SFAS No. 157.
     In September 2006, the SEC issued Staff Accounting Bulleting (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB No. 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB No. 108 will have a material effect on its results of operations or financial position.

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
     Our international sales expose us to foreign currency risk in the ordinary course of our business. Our foreign subsidiaries generated approximately 32% of our revenue for the nine months ended September 30, 2006 and approximately 30% for the nine months ended September 30, 2005. The foreign subsidiaries sell products in various local currencies that they collect at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. We include realized gains and losses from foreign currency transactions in operations as incurred.
     For financial reporting purposes, we translate the foreign subsidiaries’ income statements from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in our consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. The net impact to our reported sales from the effect of exchange rate fluctuations was an increase of approximately $0.2 million for the three months ended September 30, 2006 and a decrease of approximately $0.6 million for the nine months ended September 30, 2006, when compared to the exchange rates for the three and nine months ended September 30, 2005.
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
     Interest Rates
     We generally invest our cash and cash equivalents in money market accounts and short-term debt instruments of highly rated credit issuers. We limit the amount of credit exposure to any one issuer and seek to improve the safety and likelihood of preserving our invested funds by limiting default risk and market risk. Based on our short-term investment portfolio at September 30, 2006, we believe that a 10% rise or fall in interest rates would have had no material impact on our financial statements.
     The following table shows the average interest rate for the three and nine months ended September 30, 2006 for each of our long-term debt obligations:

	Average Interest Rate for	Average Interest Rate for
	the Three Months Ended	the Nine Months Ended
Long-term Debt Obligations	September 30, 2006	September 30, 2006
Reducing revolving line of credit	7.90%	7.56%
Industrial revenue bonds	3.72%	3.56%
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is contained in Note 9 to our Consolidated Financial Statements for the period ended September 30, 2006, which information is incorporated herein by this reference and is included as part of “Part I, Item 1. Financial Statements,” to this Form 10-Q.
Item 1A. Risk Factors
     It is important to carefully consider the following risks, together with other matters described in this Form 10-Q or in other documents referred to in this Form 10-Q in evaluating our business and prospects. If any of the following risks occur or materialize, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair business operations.
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
     The markets for our products are extremely competitive and subject to rapid technological change. If we fail to compete effectively, our business may suffer.
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
     Approximately 51% of our product sales in 2005 and 37% of our product sales for the first nine months of 2006 were attributable to products sold pursuant to license agreements. If we lose the rights to use a patented technology, we may be forced to stop selling some of our products or redesign our products and may lose significant sources of revenues. In addition, potential competitors could license technologies that we fail to license. Losing a significant license could have a material adverse effect on our business.
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
     As of September 30, 2006, Joseph A. Sorge, M.D., our founder, chairman of the board of directors, chief executive officer and president, beneficially owned approximately 59% of our outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of our stockholders, including electing directors and approving mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in our change of control, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.
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
     As of September 30, 2006, we had approximately $3.8 million of outstanding indebtedness related to industrial revenue bonds. In addition, we have a credit agreement with a lender but due to a default under the credit agreement at September 30, 2006, the lender has terminated the revolving credit facility portion of the credit agreement. There was no outstanding balance under this revolving credit facility since December 2005. Our existing or future indebtedness could have negative consequences for us, including the following:
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
     We may not have financing for future capital requirements, which may have a material adverse effect on our business.
     Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to fully pay outstanding judgments or litigation settlements or make acquisitions and other investments. Our senior credit facility restricts our ability to incur new debt and our revolving credit facility has recently been terminated. While we are seeking to obtain a new senior lender there is no assurance we will be able to obtain new senior financing on acceptable terms. If we cannot obtain additional debt or equity financing on acceptable terms or if we are limited with respect to incurring additional debt or issuing equity, we may be unable to address gaps in our product offerings or improve our technology, particularly through strategic acquisitions or investments.
     We may need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, including, but not limited to, the following:
•	for research and development to successfully develop additional products;

•	to file and prosecute patent applications and defend and assert patents to protect our technology;

•	to retain qualified employees, particularly in light of intense competition for qualified scientists;

•	to manufacture additional products ourselves or through third parties;

•	to acquire new technologies, products or companies; and

•	to pay outstanding judgments or to fund litigation settlements.
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
     We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of these actions. An adverse determination in some of our current legal actions, particularly the cases described below, could have a material adverse effect on our business. Our products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, our belief that our products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. We have from time to time been notified that we may be infringing patents and other intellectual property rights of others. Also, in the course of our business, we may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a claim against us asserting that we had misappropriated their technologies and had improperly incorporated such technologies into our products. Due to these factors, there remains a constant risk of intellectual property litigation affecting our business. We have been made a party to litigation involving intellectual property matters. Such actions currently include the litigations described in the following paragraphs, some of which, if determined adversely, could have a material adverse effect on us. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and we cannot be certain that we will be able to obtain these licenses or other rights on commercially reasonable terms.
     We have been involved in significant patent disputes with third parties, a number of which remain unresolved. For example, we are involved in litigation with Invitrogen Corporation regarding patents relating to certain enzymes and competent cell products. The case went to trial on July 17, 2006 in front of a seven person jury, and on July 25, 2006, the jury returned a verdict that one such patent was valid and that Stratagene’s infringement of the patent was willful. The jury denied Invitrogen’s request for lost profits damages in the amount of $32 million dollars but returned a verdict for a reasonable royalty of approximately $7.9 million, based on a 15% royalty rate. On October 31, 2006, the district court trebled a portion of the $7.9 million that was related to sales associated with the ‘797 patent made prior to November 2, 2001 for a total award of $16.2 million plus attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. On November 15, 2006, we filed a supersedeas bond in the amount of $11.5 million in order to permit us to appeal the judgment of the district court without being subject to collection activities by Invitrogen. The appeal bond is secured by $11.5 million of cash in an interest-bearing restricted account. The $11.5 million amount for the supersedeas bond is comprised of the $7.5 million compensatory portion of the amended jury verdict , plus estimated attorneys fees and costs and estimated post-judgment interest. This bond is subject to confirmation by the Federal District Court in Texas. We funded the amount required to collateralize the

$11.5 million supersedeas bond from existing cash balances on hand on November 13, 2006. We have accrued $20.4 million related to this verdict, which is comprised of trebled damages of $16.2 million plus attorneys’ fees and costs of approximately $2.9 million and pre-judgment interest of approximately $1.3 million. Post-judgment interest at the rate of approximately 5.05% compounded annually remains in effect and unpaid unless the judgment is reversed. If we are ultimately required to pay out all or a portion of the $20.4 million of damages accrued for this matter upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact our cash position. We currently do not have the available cash resources to pay the entire amount of the damage award and would be required to obtain other outside debt or equity financing to pay the full amount of this award. There can be no assurance that the cost of obtaining the necessary outside financing to fund the ultimate outcome of this matter will be available or on terms reasonable to the Company.
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
     In addition, we are involved in litigation with Third Wave Technologies regarding patents relating to certain assays for the detection of nucleic acids. In a trial in August 2005, the jury returned a verdict that the patents-in-suit were valid and infringed by us, for monetary damages in the amount of $5.3 million, and that our infringement was willful. Based on the jury’s verdict, the district court permanently enjoined us from further infringement. The district court recently awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount of $4.2 million, pre-judgment interest of $0.5 million and $0.1 million of additional court costs. We have posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals.
     We are also involved in litigation with Invitrogen Corporation regarding one of our patents relating to polymerase blend products. As part of the patent infringement claims in these matters, we seek monetary damages, injunctive relief and attorneys’ fees. As stated above, the outcome of any such litigation or appeal is inherently uncertain.
     These cases are described in further detail in Note 9 to our consolidated financial statements contained in Part I of this report. The cost of litigation and the amount of management time associated with these cases is significant. There can be no assurance that these matters will be resolved favorably; that we will continue to be able to sell the products in question or other products as a result; or that any monetary or other damages assessed against us will not have a material adverse effect on our business. Even a successful outcome may take years to achieve and the costs associated with such litigation, in terms of dollars spent and diversion of management time and resources, could seriously harm our business.
     We have appealed the patent infringement matters known as Third Wave Technologies vs. Stratagene and Invitrogen vs. Stratagene and have been required to post supersedeas appeal bonds in the amount of $21 million and $11.5 million, respectively. The bonds were collateralized by our available cash on hand. As these cash amounts are currently restricted from operating activities, our available cash has been more limited. If we were required to set aside additional cash resources for these patent litigation matters or others that may require significant cash resources our operating flexibility could be limited and our business could be materially and adversely affected.
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
     As of September 30, 2006, we had approximately 22.4 million shares of common stock outstanding. We have entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, we will file a registration statement under the Securities Act covering 2,000,000 shares of our common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.1 million shares of our common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act.

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
     In order to meet the needs of our customers, we must develop a broad spectrum of products. To develop a product line, it is sometimes advantageous or necessary to license technologies from third parties. Approximately 51% of our product sales for 2005 and 37% of our product sales for the first nine months of 2006 were attributable to products manufactured or sold under licenses from third parties. As a result, we believe our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products.

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
     Including sales made by our subsidiaries and distributors, our products are currently marketed in over 60 countries throughout the world. Measured in U.S. dollars, our revenue outside the United States for the nine months ended September 30, 2006 was approximately 32%. In addition, approximately 18% of our total sales for the nine months ended September 30, 2006 were for products exported from the United States. We expect that international sales will continue to account for a significant percentage of our revenues for the foreseeable future, in part because we intend to expand our international operations. There are a number of risks arising from our international business, including:
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

Item 6. Exhibits

Exhibit
Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the registrant *

3.2	Amended and Restated Bylaws of the registrant*

10.1	Employment Separation Agreement and Mutual General Release of all Claims between Stratagene Corporation and Ms. Ronni L. Sherman.

10.2	Consulting Agreement between Stratagene Corporation and Ms. Ronni L. Sherman.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATAGENE CORPORATION
Date: November 17, 2006	By:	/s/ Joseph A. Sorge, M.D.
Joseph A. Sorge, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 17, 2006	By:	/s/ Steve R. Martin
Steve R. Martin
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)