Form 10-K
period 2006-12-31
STRATAGENE  CORP
filed 2007-03-13
CIK 1108674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-50786

STRATAGENE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0683641
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
11011 North Torrey Pines Road, La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

(858) 373-6300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par value	Nasdaq Global Market
(Title of class)	(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the last day of the registrant’s second fiscal quarter of fiscal 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $55.0 million, based on the last reported sale price on the preceding business day. Shares of common stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 8, 2007 was 22,454,488.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by Part III of this Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case not later than 120 days after December 31, 2006.

STRATAGENE CORPORATION
Annual Report on Form 10-K
Table of Contents

i

PART I.

Item 1.   Business

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Some of the statements in this Annual Report on Form 10-K, including, but not limited to, statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Annual Report by using words such as “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions, among other things. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include the absence of a public market for our common stock prior to the Hycor merger, the challenges of integrating our business with that of Hycor’s, our ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the possible termination of license agreements, fluctuations in operating results, dependence on key employees, our indebtedness, future capital requirements, the possibility of unproductive research and development projects, ability to manage growth, price volatility of our common stock, the impact of future sales of common stock on our stock price, potential declines in research and development budgets or funding, our ongoing ability to protect our own intellectual property rights and avoid violating the intellectual property rights of third parties, extended manufacturing difficulties and currency fluctuations.

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

We were incorporated in Delaware in November 1995 under the name Stratagene Holding Corporation and in 2003, we changed our name to Stratagene Corporation and amended our Articles of Incorporation to reflect such name change. We engage in business activity in two operating segments: Research Supplies and Clinical Diagnostics. We have marketed and sold our Research Supplies products since 1984, while the Clinical Diagnostics products are an addition to our product portfolio as a result of a merger with Hycor Biomedical Inc., or Hycor, in June 2004. Hycor’s experience in manufacturing and marketing Food and Drug Administration, or FDA, regulated clinical diagnostic products also spans 20 years. (See Note 12 to the Financial Statements for additional information on segments and geographic areas in which we operate.)

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

Our Research Supplies segment offers a broad portfolio of products in each of the following three market categories:

•       Gene Analysis: Our gene analysis products, which accounted for 28.2%, 22.9%, and 38.1% of total revenue in 2006, 2005 and 2004, respectively, help researchers study gene activity, variations within DNA and RNA compositions, and gene dosage. Other products within the category are useful for the purification and amplification of nucleic acid sequences.

•       QPCR Systems: Our Quantitative Polymerase Chain Reaction products, or QPCR products, provide users with all necessary reagents and equipment to perform QPCR. These products accounted for approximately 22.9%, 16.0% and 20.4% of total revenue in 2006, 2005 and 2004, respectively.

•       Protein Analysis and Cell Biology: Our protein analysis and cell biology products help researchers study signaling pathways within and between cells and tissues; create, purify and measure proteins; and change the chemical composition of proteins. These products accounted for approximately 16.7%, 12.9% and 20.1% of total revenue in 2006, 2005 and 2004, respectively.

Our Clinical Diagnostics segment, which reflects sales from the date of the Hycor merger in June 2004 and, accordingly, does not reflect a full year of results for fiscal 2004, offers products in the following areas:

•       Allergy: Our allergy diagnostic product line, which accounted for approximately 11.9%, 7.9% and 6.8% of total revenue in 2006, 2005 and 2004, respectively, is a complete line of radioimmunoassay, or RIA, and enzymatic immunoassay, or EIA, procedures to test for specific allergies to more than 1,000 different allergens such as grasses, weeds, trees, epidermals (i.e., animal hair), dust, dust mites, molds, and foods. We also offer general screening tests. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, our products permit a physician to diagnose allergies by testing a sample of the patient’s blood for the presence of the specific IgE antibody, which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort.

•       Urinalysis: The KOVA™ Urinalysis System accounted for approximately 11.4%, 8.4% and 7.4% of total revenue in 2006, 2005 and 2004, respectively. The KOVA System provides laboratories with the capability to perform uniform and reliable microscopic analyses of urine specimens and quality control for bio-chemical urinalysis. It is comprised of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

•       Autoimmune: Our autoimmune diagnostic product line, which accounted for approximately 2.1%, 1.3% and 1.2% of total revenue in 2006, 2005 and 2004, includes tests used to diagnose and monitor autoimmune disorders such as rheumatoid arthritis and systemic lupus erythematosus, among others. Autoimmune diseases may be systemic or organ-specific and we expect the need for this type of diagnostic testing to increase as the population ages and primary care physicians learn more about autoimmune diseases. We base our tests on enzyme immunoassay technology in a microplate format. Unlike traditional methods like immunofluorescence, which requires a dedicated and highly trained technologist to read slides manually through a microscope one at a time, our products can automate this process either on our HY-TEC instruments or on general microplate processors.

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

Research and Development

We believe that we have a strong scientific team. As of December 31, 2006, our research and development department had 60 employees, 19 of whom have Ph.Ds or M.Ds. Our employees actively stay abreast of scientific and industry developments in an effort to identify and acquire innovative technologies from researchers and research institutions throughout the world. As of December 31, 2006, we owned approximately 210 patents and had approximately 220 patent applications pending. We spent $12.5 million, $12.4 million and $10.8 million on proprietary research and development activities during fiscal 2006, 2005 and 2004, respectively.

Our core strengths are in the areas of molecular biology, including gene cloning, gene expression and gene detection, and the development of complex antigen-based clinical immunoassays. We have focused research groups in DNA replication factors, nucleic acid and protein purification, E. coli and mammalian genetics, polymerase chain reaction (PCR) and quantitative PCR (QPCR), proteomics, and microarrays.

Sales and Marketing

We currently market our products in over 60 countries worldwide. We sell our products directly to customers in the U.S., Canada, Germany, France, Switzerland, Austria, Belgium, Luxembourg, the Netherlands, Japan, and the United Kingdom. In addition, we use specialized distributors to market our products in more than 50 other countries. As of December 31, 2006, we employed 139 highly trained and skilled people in our sales and marketing department to market our products and provide customer technical support and service. Over 67% of our sales and marketing staff have degrees with approximately 35% of those degrees in the biological sciences field, and over 20% of the sales and marketing staff have advanced degrees.

Our customers include most major pharmaceutical and biotechnology companies, including Merck, Pfizer, Sanofi Aventis, Amgen and Genentech. We also serve academic research laboratories, including the United States National Institutes of Health, Harvard University, Stanford University and the University of California system, Max Planck Institut, Cambridge University, Cancer Research UK, Institut Pasteur, and the Riken Institute in Japan. Additionally, we serve the two largest reference laboratories in the United States, Quest Diagnostics and Laboratory Corporation of America (LabCorp). Quest Diagnostics

standardizes their member and managed laboratories on our KOVA-Trol urinalysis controls, and we are the prime allergy testing vendor to LabCorp. As a result of our long history of providing products to the molecular biology research and diagnostics markets, we believe we enjoy a high degree of brand awareness.

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

Our marketing departments in San Diego, California and Garden Grove, California combine various types of advertising media and methods to inform customers of new product developments and enhancements to existing products. We advertise in many prominent scientific journals, periodically publish a product catalog, distribute quarterly Strategies newsletters and conduct direct and online electronic mail campaigns to researchers in the U.S. and Europe. We also reach a broad range of scientists by presenting at scientific seminars and exhibiting at scientific meetings.

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

Manufacturing

We maintain manufacturing facilities in Garden Grove, California, the Austin, Texas area and Edinburgh, Scotland. In June 2004, we decided to move our remaining manufacturing operations at the San Diego facility to our Texas facility, which we completed in the second quarter of 2005. Our Garden Grove and Edinburgh facilities support our Clinical Diagnostics products, while our Texas facility supports our Research Supplies products. We have distribution and warehouse facilities in Scotland, Germany, the Netherlands and Japan. We also provide instrument service capabilities in our sites in Texas and Germany. An integrated planning, purchasing and warehousing system, which includes incoming materials inspection and quality assurance testing, support our manufacturing at both the California and Texas facilities. Our biological process improvement department within the manufacturing sector supports our new product introductions, and existing product and process improvements. All products must meet or exceed rigid quality control testing specifications.

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

Patents and Proprietary Technologies

We consider the protection of our proprietary technologies and products to be important to the success of our business. We rely on a combination of patents, licenses, trade secrets and trademarks to establish and protect our proprietary rights in our technologies and products. Our product portfolio includes many products in which we have a proprietary interest. As of December 31, 2006, we owned approximately 210 patents and had approximately 220 patent applications pending. Additionally, we have entered into over 65 licenses with academic, government or commercial entities, which provide us with access to additional technologies. To stimulate growth, we continued to invest in excess of 13% of product sales in research and development during each of fiscal 2006 and 2005 and in excess of 12% during fiscal 2004. This investment in research and development is necessary to continue an accelerated rate of creating new intellectual property.

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

Our success depends to a significant degree upon our ability to develop proprietary products and technologies. It is important to our success that we adequately protect our intellectual property associated with these products and technologies. We intend to continue filing patent applications as we develop new products and technologies. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and expensive. See “Risk Factors—Inability to secure and maintain intellectual property protection for our products and technologies could adversely affect our ability to compete” and “—Intellectual property litigation could seriously harm our business.”

Corporate Collaborations

In December 2005, we entered into a strategic partnership with Strand Life Sciences, or Strand, to develop a suite of next generation bioinformatics software tools. Under the terms of the agreement, Strand and we collaborated on designing and developing innovative software tools to address the increasingly complex demands of biological data analysis for life scientists. We exclusively market and sell the jointly developed products, which will use Strand’s award-winning avadis™ technology. The agreements required us to make aggregate milestone payments of $0.9 million to Strand upon our acceptance of certain deliverables. Research and development expense of $0.2 million and $0.6 million was recorded in the years ended December 31, 2006 and  2005 respectively. The additional $0.1 million will be expensed in 2007. Also, the agreements require us to make $1.5 million in minimum annual payments to Strand in the first twelve months after our first commercial sale or 60 days after our final acceptance of the product. The first minimum annual payment period began on April 1, 2006. We offset the $1.5 million minimum annual payments by $0.5 million of the $0.9 million milestone payments in the first twelve months of the payment term. The agreements also require us to make $1.7 million in minimum annual payments to Strand in the second twelve months.

We also entered into a License, Manufacturing and Supply Agreement with privately-held Focus Diagnostics, Inc., or Focus, in October 2005, to address the growing molecular diagnostics market for infectious diseases. Focus is a specialty diagnostics company that develops innovative infectious disease products and is a leading reference laboratory for infectious and immunological diseases. Under the agreement, we have granted Focus a non-exclusive license to our proprietary FullVelocity technology, and will provide expertise and knowledge that Focus will use to develop selected molecular diagnostics testing kits and products. In exchange, Focus will pay us a royalty based on Focus’ sales of finished products. We will also manufacture the diagnostic products which Focus intends to commercialize globally. Additionally, we will manufacture and sell reagents to Focus for laboratory-developed tests to be used in Focus’ national reference laboratory. Focus was acquired by Quest Diagnostics Incorporated, or Quest, in July 2006. Quest is the leading provider of diagnostic testing, information and sciences that patients and doctors need to make better healthcare decisions.

We also entered into an agreement with the Diagnostics Division of Bayer HealthCare LLC, or Bayer, in December 2005, whereby Bayer will purchase a customized version of our Mx3005P instrument system for use in a new platform Bayer is developing for performing molecular diagnostics tests worldwide. Bayer is currently developing a system to market to clinical laboratories for performing kinetic PCR molecular diagnostics tests and will use our instruments as the QPCR instrument component of the system. Under the terms of the agreement, we will develop customized software and system features for Bayer’s use. The agreement also calls for us to implement Quality System Regulations (QSR) and procedures under which we will manufacture the customized Mx3005P instruments for Bayer. Our facility in the Austin, Texas area, where we manufacture the Mx3005P, is currently certified under ISO 13485 as a high-quality medical devices developer and manufacturer with technical and administrative controls to assure safety and reliability under all regulatory and customer requirements. We are receiving milestone payments based upon us completing software-based customization and regulatory activities needed to meet Bayer’s clinical requirements.

We also entered into a Joint Development and License Agreement with Rosetta Inpharmatics LLC (“Rosetta”) in July 2006, whereby we and Rosetta will work together to develop an RNA extraction product. The product consists of a machine, a consumable cartridge, and a reagent pack that fits in the machine. The cartridge contains the sample to be processed and the machine moves fluids from the reagent pack through the card in order to purify RNA. The product will be used to get RNA profiles from clinical trial patients.  Rosetta will pay us for milestones achieved during the development period. In the case of a successful product, Rosetta will also pay us a royalty on our sales of finished products to Merck (Rosetta’s parent company) and other third parties.

Technology Licensing

Products sold pursuant to license agreements accounted for approximately 40% of our product sales in 2006. Under these agreements, we pay royalties to the licensor based upon a percentage of the sales of the products containing or using the licensed technology and/or intellectual property rights. We believe that our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products.

There can be no assurance that we will be able to continue to successfully identify new technologies developed by others. Even if we are able to successfully identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all. See “Risk Factors—Failure to license new technologies could impair our new product development.” Some of our licenses may not run for the life of the applicable patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose our rights to patented or proprietary technology, we may need to redesign our products or we may lose a competitive advantage. Potential competitors could license technologies that we fail to license and potentially erode our market share for certain products. See “Risk Factors—We may not be able to renew our existing licenses, which could prevent us from selling some of our products.”

Competition

The markets for our products are highly competitive. We expect the intensity of competition to increase. Our principal competitors in the Research Supplies segment include:

•       Invitrogen Corporation;

•       Takara/Clontech;

•       Sigma;

•       Promega Corporation;

•       New England Biolabs;

•       Qiagen;

•       Roche Applied Sciences (formerly Roche Molecular Systems);

•       Applera (formerly Applied Biosystems);

•       Corbett Research; and

•       Bio-Rad.

Our Clinical Diagnostics product lines have several different competitors. The KOVA Urinalysis System has significant competition from at least two national diagnostic product manufacturing and distribution companies that market products performing similar functions. We believe that we are the leading supplier of standardized microscopic urinalysis systems.

Phadia Inc., Siemens, Bio-Rad, Inova, and other diagnostics companies have products that compete with our allergy diagnostic and autoimmune products.

Many of our competitors have greater financial, operational and sales and marketing resources and more experience in research and development than we do. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products or which could render our products obsolete. See “Risk Factors—The markets for our products are extremely competitive and subject to rapid technological change and if we fail to compete effectively, our business may suffer.”

We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, there is a significant competitive advantage in being the first to introduce a new product to market. Accordingly, we believe that to compete effectively, we will need to consistently be first to market with innovative new research products and services. See “Risk Factors—Our future success depends on the timely introduction of new products and the acceptance of these new products in the marketplace.”

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

Our Garden Grove and Edinburgh facilities are each registered as a manufacturer of medical devices with the FDA. To comply with FDA requirements, we must manufacture our Clinical Diagnostics products in conformance with the FDA’s medical device Quality System Regulation, also known as Good Manufacturing Practices, or GMP. Our existing Clinical Diagnostics products are also subject to certain FDA pre-market notification requirements.

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

Employees

As of December 31, 2006, we employed 453 persons, of whom 58 held Ph.D. or M.D. degrees. As of that date, 60 employees were engaged in research and development, 139 in sales and marketing, 137 in manufacturing and 117 in supporting business development, information services, intellectual property, legal, finance, human resources and other functions. We do not enter into collective bargaining agreements with our employees, and we believe that we maintain good relations with our employees.

Available Information

You may electronically obtain all materials we file with the Securities and Exchange Commission, or SEC, by visiting the SEC internet site, http://www.sec.gov. Additionally, you may obtain these materials through the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.

Our Internet address is www.stratagene.com. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet address is not intended to function as a hyperlink, and the information therein is not and should no be considered part of this report and is not incorporated by reference in this document.

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

Approximately 40% of our product sales in 2006 were attributable to products sold pursuant to license agreements. If we lose the rights to use a patented technology, we may be forced to stop selling some of our products or redesign our products and may lose significant sources of revenues. In addition, potential competitors could license technologies that we fail to license. Losing a significant license could have a material adverse effect on our business.

Our licenses include:

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

Applera may terminate its license agreement (1) for cause, (2) if certain parties acquire more than 50% of the voting stock of our subsidiary that is a party to the agreement, and (3) in the event of our bankruptcy or insolvency. Since mid-2003 and through late 2005, we withheld royalty payments to Applera under this license agreement pending further evaluation of a potential overpayment of royalties paid to Applera in prior periods. During that period, we continued to record estimated quarterly royalties payable under this license agreement and report these amounts to Applera. We believe that we determine the royalties we calculate and accrue such royalties in accordance with the terms of this patent license agreement. However, our royalty calculations are subject to review by Applera. Our financial position or results of operations could be materially affected if the parties determine that the royalties differ significantly from the amounts we have recorded. Additionally, there can be no assurances that we will recover any overpayment in royalties paid in prior periods. The U.S. patents that covered the PCR process underlying this royalty obligation expired in March 2005. Certain of the corresponding foreign patents expired in 2006, while others expire in 2007. Upon expiration of these patents outside of the United States, we will no longer be required to pay royalties under these patents on future product sales.

The agreement with Applied Biosystems may be terminated (1) for cause, (2) upon the change in control of our subsidiary that is a party to the license agreement, and (3) in the event of our bankruptcy or insolvency.

We do not anticipate that either of these license agreements will terminate in the near future.

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

As of December 31, 2006, Joseph A. Sorge, M.D., our founder, chairman of the board of directors, chief executive officer and president, beneficially owned approximately 59% of our outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of our stockholders, including electing directors and approving mergers or other business combinations. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in our change of control, including transactions where stockholders might otherwise receive a premium for their shares over then current market prices.

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

As of December 31, 2006, we had approximately $3.8 million of outstanding indebtedness related to industrial revenue bonds. In addition, we have a credit agreement with a lender but due to a default under the credit agreement at September 30, 2006 the lender has terminated the revolving credit facility portion of the credit agreement. There was no outstanding balance under this revolving credit facility since December 2005. Our existing or future indebtedness could have negative consequences for us, including the following:

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

Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to fully pay outstanding judgments or litigation settlements or make acquisitions and other investments. Our senior credit facility restricts our ability to incur new debt and our revolving credit facility has recently been terminated. While we are seeking to obtain a new senior lender there is no assurance we will be able to obtain new senior financing on acceptable terms or at all. If we cannot obtain additional debt or equity financing on acceptable terms or if we are limited with respect to incurring additional debt or issuing equity, we may be unable to address gaps in our product offerings or improve our technology, particularly through strategic acquisitions or investments.

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

We have been involved in significant patent disputes with third parties, a number of which remain unresolved. For example, we are involved in litigation with Invitrogen Corporation regarding patents relating to certain enzymes and competent cell products. The case went to trial on July 17, 2006, and on July 25, 2006, the jury returned a verdict that one such patent was valid and that Stratagene’s infringement of the patent was willful. The jury denied Invitrogen’s request for lost profits damages in the amount of $32 million dollars but returned a verdict for a reasonable royalty of approximately $7.9 million, based on a 15% royalty rate. On October 31, 2006, the district court trebled a portion of the $7.9 million that was related to sales made prior to November 2, 2001 for a total award of $16.2 million plus attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. On November 15, 2006, we filed a supersedeas bond in the amount of $11.5 million in order to permit us to appeal the judgment of the district court without being subject to collection activities by Invitrogen. The appeal bond is secured by $11.5 million of cash in an interest-bearing restricted account.  In January 2007, the judge in the Federal District Court ruled on the allowable attorneys’ fees and court costs in the case, which totaled $2.1 million. The court also ruled that a $12.2 million supersedeas bond was appropriate in this case. We increased the bond amount to $12.2 million and funded the additional bond collateral from our existing cash balances in January 2007. As of December 31, 2006, we have accrued $19.6 million related to this verdict, which is comprised of damages of $16.2 million plus attorneys’ fees and costs of approximately $2.1 million and pre-judgment interest of approximately $1.3 million. Post-judgment interest at the rate of approximately 5.05% compounded annually will accrue unless the judgment is reversed. If we are ultimately required to pay out all or a portion of the $19.6 million of damages accrued for this matter upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact our cash position. We currently have the ability to pay such damage award with our existing cash resources.

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

Applera had also filed an infringement action against us in the Dusseldorf District Court in Germany relating to EP patent 0 872 562, the European counterpart of the ‘934 patent. On November 10, 2006, we filed our response to the complaint. The Dusseldorf District Court is currently scheduled to conduct a trial of this action in May 2007. The outcome of the trial is uncertain but if the Court were to find that we infringe the patent, the Court could enjoin us from further sales of our instruments in Germany. An estimate of the possible loss or range of loss cannot be made at this time and we are unable to determine whether the outcome of the litigation could have a material impact on our results of operations, financial condition, or cash flows in any future period.

In addition, we are involved in litigation in the Wisconsin Federal District Court with Third Wave Technologies regarding patents relating to certain assays for the detection of nucleic acids. In a trial in

August 2005, the jury returned a verdict that the Third Wave patents-in-suit were valid and infringed by us, for monetary damages in the amount of $5.3 million, and that our infringement was willful. Based on the jury’s verdict, the district court permanently enjoined us from further infringement. The district court awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount of $4.2 million, pre-judgment interest of $0.5 million and $0.1 million of additional court costs. We posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals. In May 2005, we filed a lawsuit in Delaware against Third Wave for infringement of certain Stratagene patents.

In January 2007, we reached an out-of-court settlement with Third Wave for $10.75 million. Stratagene paid Third Wave $10.75 million in cash as full satisfaction for the judgment. The companies also have agreed to stay any further litigation for nine months. Stratagene also dismissed without prejudice Stratagene’s lawsuit against Third Wave in the U.S. Court in Delaware. Stratagene and Third Wave have also agreed to a process to resolve that case or any other disputes through an agreement that enables either company to elect to arbitrate a patent dispute or to resolve it through a royalty-bearing license. As result of the settlement, we adjusted our accrual from $20.7 million to $10.75 million at December 31, 2006. The settlement payment was made with funds from the $21.0 million appeal bond in February 2007.

We are the plaintiff in litigation with Invitrogen Corporation regarding one of our patents relating to polymerase blend products and a defendant in litigation with Invitrogen related to patents relating to RNase H minus reverse transcriptase products. As part of the patent infringement claims in these matters, each party seeks monetary damages, injunctive relief and attorneys’ fees. As stated above, the outcome of any such litigation or appeal is inherently uncertain.

These cases are described in further detail in Note 11 to our consolidated financial statements contained in Part I of this report. The cost of litigation and the amount of management time associated with these cases is significant. There can be no assurance that these matters will be resolved favorably, that we will continue to be able to sell the products in question or other products as a result, or that any monetary or other damages assessed against us will not have a material adverse effect on our business. Even a successful outcome may take years to achieve and the costs associated with such litigation, in terms of dollars spent and diversion of management time and resources, could seriously harm our business.

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

Item 308 of Regulation S-K promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies annually evaluate the effectiveness of their internal control over financial reporting as of the end of each fiscal year, and include a management report assessing the effectiveness of such internal control over financial reporting in all annual reports. Item 308 of Regulation S-K also requires that the independent accountants of public companies attest to, and report on, management’s assessment of its internal control over financial reporting. The initial compliance date with respect to these requirements depends on whether a company is an “accelerated filer” as determined by Rule 12b-2 of the Exchange Act. An “accelerated filer” must begin to comply with the rules regarding management’s report on internal control over financial reporting for its first fiscal year ending on or after November 15, 2004. The first management report for a “non-accelerated filer” must be provided for fiscal years ending on or after Dec. 15, 2007, with the first auditor’s report on internal control due one year later. “Accelerated filer” status is measured as of the end of each fiscal year and is determined in part on whether the aggregate market value of the common equity of a company held by non-affiliates of such company is $75.0 million or more measured as of the last business day of the company’s most recently completed second fiscal quarter.

We are not an “accelerated filer” as of December 31, 2006 because the aggregate market value of our common stock held by non-affiliates as of June 30, 2006 was not equal to or greater than $75.0 million. However, we will not be able to determine if we will be subject to the rules regarding the auditor’s report on internal control over financial reporting for the fiscal year ending December 31, 2007 until June 30, 2007. If the aggregate market value of our common stock held by our non-affiliates as of June 30, 2007 is equal to or greater than $75.0 million, then we will become an “accelerated filer” effective as of December 31, 2007 and will be required to comply with the rules regarding management’s report and the auditor’s report on internal control over financial reporting for fiscal 2007. Conversely, if the aggregate market value of our common stock held by non-affiliates as of June 30, 2007 is less than $75.0 million, then we will continue to be a “non-accelerated filer” for fiscal 2007 and will be required to comply with the rules regarding management’s report on internal control over financial reporting for the fiscal year ending December 31, 2007 and the first auditor’s report will be required for the fiscal year ending December 31, 2008. Notwithstanding the extension of this compliance date, we are currently making efforts to prepare ourselves to be able to comply with such requirements. These efforts include documenting, evaluating the design, and testing the effectiveness of our internal control over financial reporting. During this process, we expect to make improvements in the design and operation of our internal control over financial reporting, including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls.

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

As of December 31, 2006, we had approximately 22.5 million shares of common stock outstanding. We have entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, we will file a registration statement under the Securities Act covering 2,000,000 shares of our common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately 11.2 million shares of our common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act.

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

In order to meet the needs of our customers, we must develop a broad spectrum of products. To develop a product line, it is sometimes advantageous or necessary to license technologies from third parties. Approximately 40% of our product sales for 2006 were attributable to products manufactured or sold under licenses from third parties. As a result, we believe our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products.

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

Including sales made by our subsidiaries and distributors, our products are currently marketed in over 60 countries throughout the world. Measured in U.S. dollars, our revenue outside the United States for the twelve months ended December 31, 2006 was approximately 32%. In addition, approximately 19% of our total sales for the twelve months ended December 31, 2006 were for products exported from the United States. We expect that international sales will continue to account for a significant percentage of our revenues for the foreseeable future, in part because we intend to expand our international operations. There are a number of risks arising from our international business, including:

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

At December 31, 2006, we had the following facilities:

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

Leased Facilities

•       San Diego, California—This facility is approximately 47,000 square feet and serves as our company’s headquarters, as well as our base for marketing and product support operations and research and development activities. The lease for this facility expires in September 2008 and we have the right to renew this lease for an additional five-year period.

•       Garden Grove, California—This approximately 76,000 square foot facility is where we manufacture our Clinical Diagnostics products. The lease for this facility has a ten-year term and expires in December 2007, and we have a right to renew this lease for an additional five-year period.

•       Amsterdam, the Netherlands—This facility is approximately 7,300 square feet and supports European sales and distribution of our Research Supplies products. The lease for this facility expires in August 2007. We are currently negotiating a new lease.

•       Tokyo, Japan—There are two small facilities to support sales and distribution channels in Asia. The leases for these facilities cover approximately 3,300 square feet of space and expire in July 2007 and February 2008.

•       Kassel, Germany—This facility is approximately 12,900 square feet and is used for packaging, warehousing, and distributing our Clinical Diagnostics products. The lease for this facility expires in March 2009.

•       Edinburgh, Scotland—This facility is approximately 7,000 square feet and supports research and development, manufacturing, warehousing, and distributing of our Clinical Diagnostics products. The lease for this facility expires in September 2011. We have the right to extend this lease for an additional five-year period.

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

Invitrogen Corporation

In June 2000, we were sued by Invitrogen Corporation (formerly Life Technologies, Inc.) in the United States District Court for the District of Maryland. The complaint alleges that we willfully infringed United States patent no. 6,063,608 (and United States patent nos. 5,244,797 and 5,405,776) for making, using and selling products derived from, using or containing RNase H minus reverse transcriptase enzymes. Invitrogen’s motion for a preliminary injunction was denied and the case was stayed pending a trial in a related action involving Invitrogen and a third party regarding the same patents. Invitrogen appealed the denial of an injunction and the stay to the Federal Circuit Court of Appeals. In February 2002, the Federal Circuit Court of Appeals affirmed the district court’s decision. The case against us remains administratively stayed.

In March 2001, we were sued by Invitrogen Corporation in the United States District Court for the Western District of Texas (Austin). The complaint alleged (1) that we willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) for lost profits and/or reasonable royalty damages of up to approximately $22.0 million. In November 2001, the district court granted our motion for summary judgment, finding that we did not infringe the ‘797 patent. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, on remand from the Federal Circuit Court, the district court determined on Invitrogen’s motion for partial summary judgment that we infringed the ‘797 patent based on our then existing manufacturing process and further held on partial summary judgment, that while the ‘797 patent was not invalid for indefiniteness, the ‘797 patent was invalid because of public use under 35 U.S.C. § 102(b). Invitrogen appealed the district court’s ruling of invalidity, and oral arguments were heard before the Federal Circuit Court of Appeals in May 2005. In October 2005, the Federal Circuit Court reversed the district court’s summary judgment of invalidity due to public use, affirmed the district court’s partial summary judgment of infringement, affirmed the district court’s denial of summary judgment of invalidity due to indefiniteness, and remanded the case for further proceedings. Invitrogen admitted that our current manufacturing processes do not infringe the ‘797 patent and that there is no claim for an injunction. The case went to trial on July 17, 2006, and on July 25, 2006, the jury returned a verdict that the ‘797 patent was valid and that our infringement of the patent was willful. The jury denied Invitrogen’s request for lost profits damages in the amount of $32 million dollars but returned a verdict for a reasonable royalty of approximately $7.9 million, based on a 15% royalty rate.

On October 31, 2006, the district court awarded Invitrogen $16.2 million plus attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. The district court first adjusted a portion of the $7.9 million jury award and then trebled a portion of the award that was related to our sales of the allegedly infringing products made prior to November 2, 2001. We believe that the jury’s verdict and the damages awarded by the district court were not supported by the facts of the case or the law and as a result, we have appealed the decision. In appealing the jury’s verdict and the court’s subsequent post trial rulings, we will be challenging the finding of validity of the patent, the appropriateness of the damages determined by the jury, the trebling of a portion of the amount by the court and the award of attorney’s fees. We had previously modified our process for manufacturing competent E. coli cell products and, as a result, Invitrogen has agreed that our products sold in recent years and currently offered for sale will not be affected by the jury verdict. The jury found that Invitrogen was not entitled to lost profits because we have had a non-infringing manufacturing process for competent cells.

In November of 2006, we filed a supersedeas bond in the amount of $11.5 million in order to permit us to appeal the judgment of the district court without being subject to collection activities by Invitrogen. On January 10, 2007, the district court issued an order establishing the attorney’s fees and costs at $2.1 million and fixed the supersedeas bond amount at $12.2 million. In January 2007, we funded the bond to the approved amount of $12.2 million for the term of the appeal. The bond is secured by $12.2 million of cash in an interest-bearing restricted account.  The $12.2 million amount for the supersedeas bond is comprised of the $7.5 million compensatory portion of the amended jury verdict, plus estimated attorneys fees and costs of $2.1 million, plus pre-judgment interest of $1.5 million and post-judgment interest of $1.1 million.

In considering whether to record a loss contingency and, if so, an amount, we considered the guidance provided by FASB Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and FASB Interpretation No. 14 (As Amended), Reasonable Estimation of the Amount of a Loss, an Interpretation of FASB Statement No. 5. SFAS No. 5 requires an accrual to be made when a loss is probable and estimable. We have now accrued an aggregate of $19.6 million in expense for the judgment awarded in this matter. We accrued $7.9 million for this matter in the second quarter of 2006 based on the jury verdict. We accrued an additional $12.5 million in the third quarter of 2006 based upon the court judgment. The accrual was then reduced by $0.8 million in the fourth quarter of 2006 based upon the adjustment to estimated legal fees and court costs by the court. The $19.6 million accrual includes total damages of $16.2 million, attorneys’ fees and costs of $2.1 million, and pre-judgment interest of $1.3 million. Although we have appealed the district court judgment to the Federal Circuit Court of Appeals, we have accrued $19.6 million, as we believe that we have met the conditions for accrual as stated in SFAS No. 5. Post-judgment interest at the rate of approximately 5.05% compounded annually will be applied to the compensatory portion of the damages and will be accrued against our earnings until the matter is resolved.

In November 2001, we filed a complaint in the United States District Court for the District of Maryland charging Invitrogen Corporation with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. We seek a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Pursuant to a stipulation of the parties, the case is presently administratively stayed and no trial date is currently set for this case. We have been advised by the United States Patent Office of its Notice of Intent to Issue Reexamination Certificate. The parties have agreed to a schedule to complete discovery and for trial to begin once the reexamination certificate issues.

Takara Bio

In November 2002, we filed a complaint in the United States District Court for the District of Maryland charging Takara Bio with willful infringement of and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. We and Takara Bio have now reached a mutually beneficial settlement resolving the district court litigation and a patent interference proceeding in the U.S. Patent & Trademark Office. We believe the principal financial effect of the settlement will be the avoidance of the costs and risks of continued litigation. Further, potential disputes in the future will be avoided through cross-licenses of the parties’ respective patent rights relating to enzyme blends.

Third Wave Technologies

In September 2004, we were sued by Third Wave Technologies, Inc., or Third Wave, in the United States District Court for the Western District of Wisconsin. The complaint alleged that we infringed United States patent nos. 6,348,314 and 6,090,543, and have induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale and/or selling assays employing cleavage of nucleic acids, including at least our FullVelocity products. Third Wave sought a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, we filed our answer to the complaint responding that we did not infringe a valid or enforceable claim of either patent. We also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. We sought an award of our fees and costs incurred in defending ourselves in this action. A jury trial commenced on August 22, 2005. The jury returned a verdict that the patents-in-suit were valid and infringed by us. Additionally, the jury returned a verdict for monetary damages in the amount of $5.3 million and that our infringement was willful. Based on the jury’s verdict, the district court permanently enjoined us from making, advertising, promoting the use of, selling, offering to sell, using, permitting to be used, contributing to the use, sale or offering for sale of, or inducing the use, sale or offering for sale the FullVelocity QPCR and FullVelocity QRT-PCR products, or any other product used in a method that meets all of the limitations of any of the asserted claims. On December 19, 2005, the district court awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. In January 2006, we posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals. In December 2005, we accrued $20.6 million in expense for the judgment awarded in this matter. This amount included total damages of $15.9 million, attorneys’ fees and costs of $4.2 million, and pre-judgment interest of $0.5 million. In March 2006, Third Wave was awarded an additional $0.1 million for other court costs, bringing the total award to $20.7 million. The district court’s award was appealed to the Federal Circuit Court of Appeals and the arguments were heard on December 7, 2006.

In January 2007, we reached an out-of-court settlement with Third Wave for the Wisconsin case for $10.75 million. We agreed to pay Third Wave $10.75 million in cash as full satisfaction for the judgment. The companies also have agreed to stay any further litigation for nine months. We have also agreed to a process to resolve that case or any other disputes through an agreement that enables either company to elect to arbitrate a patent dispute or to resolve it through a royalty-bearing license. As a result of the settlement agreement, we adjusted our accrual from $20.7 million to $10.75 million at December 31, 2006. The settlement payment was made with funds from the $21.0 million appeal bond in February 2007.

In May 2005, we filed a complaint in the United States District Court for the District of Delaware charging Third Wave Technologies with willful infringement of and inducing others to infringe United States patent nos. 6,528,254 and 6,548,250 for making, using, selling and offering for sale certain of its Invader® Plus products. We were seeking a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. In connection with the settlement of the Third Wave vs. Stratagene matters in January 2007, we also dismissed without prejudice  Stratagene’s lawsuit against Third Wave in the U.S. Court in Delaware.

Applera Corporation

In November 2004, we received notice of a patent infringement suit filed by Applera Corporation against us and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. In December 2004, we filed our answer to the complaint responding that we do not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. In April 2006, the court held a Markman hearing and issued its claim construction. Thereafter, the parties entered into an agreement to stay further discovery and motions pending the outcome of settlement negotiations between the parties. This agreement has now expired and discovery is again proceeding while the parties continue their negotiations. An estimate of the possible loss or range of loss cannot be made at this time and we are unable to determine whether the outcome of the litigation could have a material impact on our results of operations, financial condition, or cash flows in any future period.

In June 2005, we received notice that Applera had filed an infringement action against us in the Dusseldorf District Court in Germany relating to EP patent 0 872 562, the European counterpart of the ‘934 patent. By decision of the Opposition Division of the European Patent Office dated January 7, 2005, the ‘562 patent was revoked. Based upon that revocation, we moved to stay the district court proceedings in July 2005. That motion was granted. On July 7, 2006, an appellate panel of the European Patent Office reversed the revocation decision of the Opposition Division and remanded the case back to the Opposition Division for further consideration of additional invalidity grounds. Applera moved to lift the stay in the Dusseldorf District Court. The court granted the motion and the proceedings have resumed. On November 10, 2006, we filed our response to the complaint. The Dusseldorf District Court is currently scheduled to conduct a trial of this action in May 2007. The outcome of the trial is uncertain but if the Court were to find that we infringe the patent, the Court could enjoin us from further sales of our instruments in Germany. An estimate of the possible loss or range of loss cannot be made at this time and we are unable to determine whether the outcome of the litigation could have a material impact on our results of operations, financial condition, or cash flows in any future period.

Ariadne Genomics

In March 2005, we filed a demand for arbitration with the American Arbitration Association, or AAA, against Ariadne Genomics, Inc., or Ariadne, for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement, or the Agreement, executed in December 2002 between the parties. Ariadne filed counterclaims in the AAA, which we denied. The parties have now reached an amicable settlement of this matter. In October 2005, we and Ariadne executed a Binding Settlement Agreement Term Sheet, or the Term Sheet, to resolve all of the disputes, and the parties are in the process of completing a comprehensive Settlement Agreement. In brief, the settlement memorialized in the Term Sheet provides that our exclusive right to market, sell and distribute the software products covered by the Agreement between the parties has been confirmed, and that the term of that Agreement has been extended through December 31, 2005. In addition, Ariadne agreed to pay us a sum of $300,000 by December 31, 2005, which has now been paid. All proceedings between the parties will be dismissed with prejudice, and all disputes in the United States Patent & Trademark Office will be dismissed by agreement. After executing the Term Sheet, we and Ariadne entered into negotiations for a comprehensive settlement agreement, but have been unable to resolve certain remaining issues. Pursuant to the Term Sheet, any remaining disputes regarding the settlement or the parties’ claims against each other are to be submitted to binding arbitration before a single neutral arbitrator in San Diego County. That arbitration occurred on February 27, 2006. The arbitration decision was rendered on March 20, 2006, which affirmed and interpreted the parties’ Term Sheet and required certain actions on the part of both parties, none of which involved the payment of any amounts to the other party. Ariadne then filed a request that the arbitration award be revised or amended. The arbitrator declined to do so in a ruling on April 19, 2006, declaring that the previous arbitration award was final and would not be changed.

Bio-Rad Laboratories, Inc.

On November 20, 2006, we filed a complaint in the United States District Court for the Southern District of California for patent infringement against Bio-Rad Laboratories, Inc., MJ GeneWorks, and MJ Research, Inc. (both subsidiaries of Bio-Rad) for willful infringement of United States Patent Nos. 6,054,263, 5,779,981, 5,288,647, and 5,395,591, which are owned by Stratagene. We seek monetary damages (compensatory and enhanced), attorneys’ fees and costs and an injunction. Stratagene is presently exploring settlement with Bio-Rad and has agreed not to formally serve the complaint pending these discussions.

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

During 2005, we paid $2.9 million in legal fees to an outside law firm that represented us in a litigation matter that was tried before a jury. In 2006, we ended our attorney/client relationship with this firm and indicated that we may pursue claims for damages against the outside law firm. The outside law firm indicated that it may adjust billing credits previously applied to payments made through the third quarter of 2005 in the amount of $1.1 million. We believe that we have fairly stated our legal expenses in 2005 and 2006 after considering these unresolved issues. As of December 31, 2006, accrued but unpaid legal fees amounted to $1.0 million.

In October, 2005 we realized pre-tax income of approximately $34.1 million from a settlement with Cambridge Antibody Technology related to certain patent rights. This $34.1 million was offset by a $10.7 million royalty obligation related to this settlement due to a third party. The amount due related to the third party has not been settled and remains accrued as of December 31, 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2006, there were no matters submitted to a vote of security holders.

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock trades on The Nasdaq Stock Market’s National Market under the symbol “STGN”. The following table sets forth the range of high and low trading prices for the common stock for the periods indicated as reported on the Nasdaq National Market. The prices do not include retail markups, markdowns, or commissions and may not represent actual transactions.

	High	Low
Year ended December 31, 2006:
Fourth quarter	$7.74	$6.07
Third quarter	$7.70	$3.98
Second quarter	$11.41	$5.51
First quarter	$11.00	$9.50
Year ended December 31, 2005:
Fourth quarter	$10.93	$8.67
Third quarter	$10.33	$6.42
Second quarter	$10.44	$7.25
First quarter	$8.83	$6.51

On March 8, 2007, the last reported sale of our common stock on the Nasdaq National Market was $8.52. There were 759 stockholders of record as of March 8, 2007 with 22,454,488 shares outstanding. The aforementioned number of stockholders of record as of March 8, 2007 does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. No dividends have been paid to our stockholders during the past five years except for a special cash dividend of $0.25 per share to holders of record of our common stock paid on January 6, 2006. The special cash dividend was paid in connection with the recognition of approximately $23.4 million in pre-tax income in the fourth quarter of 2005 due to a settlement related to our licensing certain technology to Cambridge Antibody Technology. We have no intentions of paying any subsequent cash dividends in the foreseeable future. Our credit facilities also restrict the payment of dividends, and we received a consent from the credit facility holder to pay the January 6, 2006 dividend.

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

Our 2007 Annual Meeting of Shareholders is scheduled to be held on May 31, 2007 at 9:00 a.m. at the Stratagene offices on 11011 North Torrey Pines Road, La Jolla, CA 92037.

Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock since June 17, 2004 (the date on which we began “regular way trading” two weeks following our merger with Hycor on June 2, 2004) to the Nasdaq Market Index (U.S.) and the Nasdaq Pharmaceutical Index. The graph assumes that the value of the investment in our Common Stock and each index was $100 at June 17,

2004, and that all dividends were reinvested. The stock price performance shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return

	6/17/04	12/31/04	12/31/05	12/31/06
Conversion Dollars:
Stratagene Corporation	$100.00	$94.63	$122.59	$90.84
Nasdaq Market Index (U.S.)	100.00	109.77	112.10	123.18
Nasdaq Pharmaceutical Index	100.00	105.88	116.58	114.15

Item 6.   Selected Financial Data

The following selected historical consolidated financial data as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002, presented below under the captions “Operating Results” and “Financial Position,” have been derived from our audited consolidated financial statements as of those dates and for those periods. The selected historical consolidated financial data and notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Operating Results
Total revenue(a)	$95,557	$130,285	$84,813	$69,703	$64,512
Operating income (loss)(b)	(1,432)	11,173	10,135	9,830	3,933
Net income	59	7,788	7,438	3,252	505
Basic earnings per share(c)	0.00	0.35	0.39	0.21	0.03
Diluted earnings per share	0.00	0.35	0.39	0.21	0.03
Weighted average shares outstanding—basic	22,389	22,113	19,308	15,633	15,634
Weighted average shares outstanding—diluted	22,444	22,259	19,313	15,633	15,634

	Year Ended December 31,
	2006	2005	2004	2003	2002
Financial Position
Working capital	$21,632	$18,942	$17,899	$9,485	$6,172
Net property and equipment	10,927	11,267	12,112	10,321	11,186
Total assets(d)	129,576	124,682	80,332	38,588	34,198
Total debt	3,775	9,515	9,707	30,381	30,469
Total stockholders’ equity (deficit)(e)	61,117	58,490	55,160	(5,947)	(8,248)

(a)           2005 total revenue includes a royalty revenue settlement of $34.1 million from a third party.

(b)          2006 and 2005 includes $9.8 million and $20.6 million of litigation charges related to the Third Wave and Invitrogen cases, respectively. See Item 3. Legal Proceedings for more information.

(c)           Earnings per share information for the years ended December 31, 2002 and 2003 has been calculated assuming our acquisition of substantially all of the assets of BCH had occurred at the beginning of the first period presented, by dividing the respective net income by the weighted average shares of our common stock for the respective period.

(d)          2006 through 2004 total assets include goodwill of approximately $27.2 million resulting from the merger with Hycor in June 2004.

(e)           After distributions to BCH members of $476,280, $544,707, and $809,909 for the years ended December 31, 2004 through 2002, respectively. 2005 includes the recognition of the special cash dividend of $5,571,321 that we paid on January 6, 2006, which was declared on November 7, 2005.

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

Merger with Hycor

On June 2, 2004, we acquired all of the outstanding shares of Hycor Biomedical Inc. through a merger of a wholly owned subsidiary of our company with Hycor, with Hycor continuing as a wholly owned subsidiary of ours. Pursuant to the merger, Hycor’s stockholders received 0.6158 of a share of our common stock in exchange for each share of Hycor common stock, plus cash for any fractional shares. The merger has been recognized as a tax-free reorganization. We filed a registration statement on Form S-4 (No. 333-109420) and related amendments in connection with the transaction, which registration statement was declared effective by the Securities and Exchange Commission on April 29, 2004. We incurred merger-related costs of approximately $1.7 million, which were capitalized as a component of the purchase price.

BCH Asset Acquisition

Concurrently with the closing of the Hycor merger, we acquired substantially all of the assets of BCH, including BCH’s interests in its subsidiaries. In exchange, we forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to us of approximately $5.4 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because we and BCH were under common control, with substantially all of the BCH membership units held by certain of our shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the year ended December 31, 2004, our financial statements are presented on a consolidated basis. There was no change to income for previous periods presented on a combined basis. For income tax purposes, this transaction was taxable. The financial statements in 2004 reflected net deferred tax assets of $875,000 for differences between the tax and book bases of assets and liabilities that we acquired. With the completion of the initial consolidated tax returns in 2005, we adjusted the deferred tax asset associated with the acquired assets and liabilities and reflected a reduction of approximately $514,000 to the net deferred tax asset and additional paid-in capital in accordance with SFAS No. 109, Accounting for Income Taxes.

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

At the time of the BCH acquisition, we owned 100% of Phenogenex and approximately 78% of Iobion. The remaining 22% interest in Iobion was held by two individuals, neither of which is now associated with the Company.. In October 2004, we purchased the remaining 22% outstanding membership interests in Iobion owned by these individuals. As a result of the purchase of these minority interests, we now own 100% of Iobion. Total cash consideration of $330,000 was paid and was recorded to intangible assets based on the fair value of the assets and liabilities acquired.

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

Revenue Recognition

We recognize revenue from research supplies, diagnostic and basic instrumentation product sales under the provisions of Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, which is generally when we ship our products, transfer title and eliminate our risk of loss. In accordance with Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, for instrumentation products where software is considered more than incidental to the product, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time we ship the product and transfer the title. When substantive contractual acceptance clauses exist, we recognize revenue upon satisfaction of such clauses. We record amounts received in advance of performance or acceptance as deferred revenue.

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

License agreements	Recognized over the term of the agreement, generally 12 months.
Collaboration agreements—milestone payments	Recognized over the period that the specified services or products are delivered and accepted by the customer.

The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of December 31, 2006 and 2005:

Type of deferred revenue	December 31, 2006	December 31, 2005
Extended warranty, installation or maintenance agreement	41%	59%
License agreements	23%	41%
Collaboration agreements—milestone payments	36%	0%
Total deferred revenue	100%	100%

Some of our agreements contain multiple elements. Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. We recognize revenue for delivered elements in accordance with SAB No. 104 and our revenue recognition policy only when we determine that the earnings process is complete and all events for recognition of contract revenue have been achieved.

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

Deferred Taxes

Our deferred tax assets relate to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. We also recognize deferred taxes for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We evaluate a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS No. 109. We believe that realization of our deferred tax assets is more likely than not because of our ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109.

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

Royalties

We enter into license agreements in the ordinary course of our business, which require royalty payments to be made based on specified product sales. These agreements cover the majority of our products. We believe that we determine the royalties we calculate and accrue in accordance with the patent license agreement. However, our royalty calculations are subject to review by the license holder. Therefore, our financial position, results of operations, or cash flows could be materially affected if the parties determine that the royalties differ significantly from the amounts we have recorded. From mid-2003 through late 2005, we withheld payments to a license holder while we evaluated a possible overpayment in the royalties we paid in prior periods. During this time, we continued to accrue and record the estimated quarterly royalty payable under the patent license agreement and reported this amount to the license holder. As of December 31, 2006, the amount of accrued and unpaid royalties related to this patent license agreement was approximately $5.2 million. The patent underlying this royalty obligation expired in the United States in March of 2005 and resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, we achieved an additional $125,000 reduction in royalty expense since March 2006. We believe that this decrease in royalty expense has been partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.

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

Research and Development

We focus our research and development efforts on developing products that use innovative technologies in both our Research Supplies and Clinical Diagnostics product lines. Research and development costs are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, our research and development expenses totaled approximately $12.5 million, $12.4 million and $10.8 million, respectively, and we intend to spend between 13% and 15% of our revenues on research and development activities for at least the next few years.

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

Share Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS No. 123(R). In accordance with the new rule, we adopted the accounting provisions of SFAS No. 123(R) beginning in the first quarter of 2006.

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We adopted the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective application. Under the modified prospective application, prior periods are not revised for comparative purposes. Prior to January 1, 2006, we followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“ABP No. 25”), as amended, for its stock compensation. No share-based employee compensation expense was recorded prior to January 1, 2006. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. We will recognize estimated compensation expense for awards outstanding at the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

The value of Stratagene employee stock options was estimated at the dates of grant using the minimum value method of SFAS No. 123 from the inception date of the applicable stock option plan through June 2, 2004, and the fair value method for all option grants made subsequent to that date using the Black-Scholes option pricing model. The fair value of the Hycor employee stock options assumed by Stratagene in the Hycor merger were estimated at the merger date using the Black-Scholes pricing model for all option grants. For options granted that have multiple cliff vesting periods, we amortize compensation cost using the graded vesting method prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans. We have elected to follow the graded vesting method and will continue to use the Black-Scholes valuation method under SFAS No. 123(R).

The estimates used in calculating compensation expense are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of SFAS No. 123(R) in future periods.

Share-based compensation expense totaled $0.9 million for the year ended December 31, 2006. As of December 31, 2006, there were $1.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements under the various option plans. This cost is expected to be recognized over a weighted average period of 2.1 years.

Results of Operations

Twelve months ended December 31, 2006 compared to twelve months ended December 31, 2005

Total Revenue

Revenue decreased $34.7 million or 26.7% in 2006 compared to 2005. We attribute this decrease primarily to recording $34.1 million in 2005 as a lump-sum payment from a third party to fully satisfy monies due for certain patent interests. Additionally, sales decreased in 2006 compared to 2005 due to decreased sales in older technology products of $3.8 million offset by increased sales in QPCR, mutagenesis, autoimmune and allergy products of $2.6 million. Excluding the effect from the non-recurring settlement, sales decreased 0.7% over the comparable 2005 period. The change in foreign exchange value of the dollar had an immaterial effect on sales in 2006 when compared to 2005. We expect that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.

The lump sum payment we received during 2005 was made pursuant to a settlement agreement by which the parties settled certain patent related matters. The technology owned by certain patent owners, including us, relates to a collaboration between Abbott Laboratories and Cambridge Antibody Technology for the development of Humira® for the treatment of rheumatoid arthritis. The first commercial sales of this product occurred in 2003. We agreed to a lump sum payment to satisfy in full their interest with respect to the Humira® collaboration. We also have the right to realize approximately $0.8 million during the years 2006 to 2010 if commercial sales of Humira® are continuing. During the twelve months ended December 31, 2006, we realized approximately $0.3 million in royalties related to sales of Humira®.

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

Cost of Product Sales

Cost of product sales decreased $10.3 million, or 22.9%, primarily due to 2005 including a $10.7 million royalty obligation due to an unrelated third party. This decrease was offset by increases in royalty expense associated with newly developed software products and increases in material and labor costs in our diagnostics segment during the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005. As a percentage of sales, cost of product sales increased 1.7% from 34.7% for the twelve months ended December 31, 2005 to 36.4% for the twelve months ended December 31, 2006.

We were required to pay minimum royalties in the amount of approximately $0.8 million in 2006 associated with a software development and marketing agreement with a third-party. We are also required to pay approximately $1.5 million in 2007 under this agreement.

Research and Development

Research and development expenses increased by $34,000 or 0.3% for the twelve months ended 2006 as compared to the twelve months ended December 31, 2005. As a percentage of total revenue, research and development expenses increased from 9.6% in 2005 to 13.1% in 2006 as a result of recognizing lower revenue during the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005. We intend to spend between 13% and 15% of total revenues on research and development for at least the next few years in support of new product introductions.

Selling and Marketing

Selling and marketing expenses remained constant for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005. As a percentage of total revenue, selling and marketing expenses increased from 16.3% in 2005 to 22.3% in 2006 due to recording lower revenue for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005.

General and Administrative

General and administrative expenses decreased by $1.1 million or 5.5% for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005. This decrease was primarily due to incurring less legal expenses of $1.0 million for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005. As a percentage of total revenue, general and administrative expenses increased from 15.0% in 2005 to 19.4% in 2006 due to the decreased revenue recognized during 2006 as compared to 2005.

Litigation charge

Litigation charges decreased $10.8 million from $20.6 million for the twelve months ended December 31, 2005 to $9.8 million for the twelve months ended December 31, 2006. Fiscal 2006 includes a $19.6 million litigation charge related to the judgment awarded in the Invitrogen vs. Stratagene patent infringement matter. This $19.6 million includes total damages of $16.2 million, attorneys’ fees and costs of $2.1 million, and pre-judgment interest of $1.3 million. In considering whether to record a loss contingency, we considered the guidance provided by SFAS No. 5, Accounting for Contingencies. Although we have now appealed the district court judgment to the Federal Circuit Court of Appeals, we have accrued $19.6 million, as we believe that we have met the conditions for accrual as stated in SFAS No. 5. Post-judgment interest at the rate of approximately 5.05% compounded annually will be applied to the compensatory portion of the damages and will be accrued against Stratagene’s earnings until the matter is resolved.

The Invitrogen litigation charge was offset by an approximately $9.8 million reduction in the litigation accrual for the Third Wave litigation. In January 2007, Stratagene reached an out-of-court settlement with Third Wave for the Wisconsin case for $10.75 million. Stratagene agreed to pay Third Wave $10.75 million in cash as full satisfaction for the judgment. As a result of the settlement agreement, Stratagene adjusted its accrual from $20.7 million to $10.75 million at December 31, 2006. The settlement payment was made with the funds from the $21.0 million appeal bond in February 2007.

Impairment of Long-Lived Assets

Impairment of long-lived assets increased by approximately $45,000, or 72.3%, from $62,033 for the twelve months ended December 31, 2005 to $106,901 for the twelve months ended December 31, 2006. This expense relates to writing-off the remaining unamortized balances of patents that we believe are not recoverable.

Other Income and Expenses

Total other income, net of expense, increased $0.2 million, or 45.3%, from $0.5 million for the twelve months ended December 31, 2005 to $0.7 million for the twelve months ended December 31, 2006. This increase in income is primarily due to increased interest income of $1.1 million resulting from higher cash balances and a $0.2 million decreased in loss on foreign currency transactions, offset by decreases in other income of $0.9 million due to a litigation settlement recorded in 2005 that did not reoccur in 2006, as well as $0.2 million higher interest expense during 2006 as a result of litigation charges incurring interest.

Income Taxes

We recorded a tax benefit of $746,000 for the twelve months ended December 31, 2006 as compared to $3.9 million of tax expense recorded for the twelve months ended December 31, 2005. The effective tax (benefit) rate for the twelve months ended December 31, 2006 was (108.6%) compared to 33.4% for the twelve months ended December 31, 2005. The Company recorded a tax benefit for the twelve months ended December 31, 2006 due to the loss before income taxes for the period. Tax expense or tax benefits are generally comprised of the combined Federal and state tax rates of approximately 36% less the benefit of research and development and other credits.

For the twelve months ended December 31, 2006, we reversed approximately $138,000 of tax reserves based upon the expected results of tax examinations currently in progress.

We recognize federal and state research and development and other credits when we generate them. We recognize excess credits for mature operating entities and we will use these excess credits to offset future taxable income, as we believe it is more likely than not that we will utilize the credits.

Significant Fourth Quarter Events

On January 27, 2007, we reached an out-of-court settlement with Third Wave for $10.75 million related to the Stratagene vs. Third Wave patent litigation. We agreed to pay Third Wave $10.75 million in cash as full satisfaction for the judgment. The companies also dismissed without prejudice Stratagene’s lawsuit against Third Wave in the U.S. District Court in Delaware.

Based on this settlement, we adjusted our previous litigation accrual of $20.7 million to $10.75 million as of December 31, 2006. The difference of $10.0 million was reversed into income in December 2006. We also reversed $0.9 million of 2006 post-judgment interest we had expensed related to this judgment in December 2006. These adjustments were made in December 2006, as they relate to activities in 2006 and prior years.

Twelve months ended December 31, 2005 compared to twelve months ended December 31, 2004

Total Revenue

Revenue increased $45.5 million or 53.6% in 2005 compared to 2004. We attribute this increase primarily to recording $34.1 million in 2005 as a lump-sum payment from a third party to fully satisfy monies due for certain patent interests as well as recording a full year of Hycor’s diagnostics revenue of $23.3 million during 2005 as compared to only recording seven months of diagnostics sales of $13.4 million during 2004. Excluding the effect from the non-recurring settlement and the increase due to a full twelve months of revenue from Hycor, sales increased 2.6% over the comparable 2004 period. Also contributing to the growth were increased sales in QPCR and Mutagenesis product sales of $4.1 million offset by declines in older technology products of $3.1 million. The strengthening foreign exchange value of the dollar also affected sales in 2005 resulting in a negative foreign exchange impact to foreign sales of $0.2 million for a 0.2% decrease to total worldwide revenue when compared to 2004.

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

Cost of Products Sold

Cost of products sold increased $15.8 million, or 54.0%, due to recording a CAT royalty obligation of $10.7 million due to an unrelated third party, as well as recording a full year of Hycor’s results of operations for the twelve months ended December 31, 2005 as compared to recording seven months of Hycor’s results of operations for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2005, we also recorded less royalty expense on product sales due to the expiration of certain patents held by a third party. As a percentage of sales, cost of products sold remained relatively constant at 34.7% for the twelve months ended December 31, 2005 as compared to 34.6% for the twelve months ended December 31, 2004.

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

Litigation charge

During the fourth quarter of 2005, we accrued $20.6 million in expense for the judgment awarded in the Third Wave Technologies vs. Stratagene patent infringement matter. This amount includes total damages of $15.9 million, attorneys’ fees and costs of $4.2 million, and pre-judgment interest of $0.5 million. In considering whether to record a loss contingency, we considered the guidance provided by SFAS No. 5, Accounting for Contingencies. Although we have now appealed the district court judgment to the Federal Circuit Court of Appeals, we have accrued $20.6 million, as we believe that we have met the conditions for accrual as stated in SFAS No. 5. Post-judgment interest at the rate of approximately 4.4%

compounded annually remains in effect and unpaid unless the judgment is reversed. (See Item 3: Legal Proceedings).

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

For the twelve months ended December 31, 2006 and 2005, we generated net cash from operating activities of approximately $15.6 million and $36.8 million, respectively. We used net cash for investing activities of approximately $36.3 million and $2.4 million for the twelve months ended December 31, 2006 and 2005, respectively. Capital expenditures and additions to patents for the twelve months ended December 31, 2006 totaled approximately $1.9 million and $1.5 million, respectively, as compared to $1.5 million and $1.5 million, respectively, for the twelve months ended December 31, 2005. Restricted cash increased for the twelve months ended December 31, 2006 by $32.9 million and increased for the twelve months ended December 31, 2005 by $0.4 million. See Note 2 to the financial statements for more information on restricted cash, which was primarily the result of $33.1 million in surety bonds posted in the Third Wave and Invitrogen litigations.

Based on our review of our accounts receivables, an allowance for doubtful accounts is accrued, however, we do not write off individual accounts receivable until we have exhausted substantially all avenues of legal recourse to collect the outstanding amount. The actual write-off for the twelve months ended December 31, 2006 was minimal. No significant change to future liquidity is anticipated.

Net cash from operating activities was impacted by the addition of $9.7 million in accrued expenses and other liabilities for the twelve months ended December 31, 2006 primarily due to the accrual of the Invitrogen litigation verdict offset by the Third Wave settlement. For the twelve months ended December 31, 2005, accrued expenses and other liabilities effected our reconciliation of net income to net cash provided by operating activities by $33.1 million due primarily to the fourth quarter accrual of $20.6 million related to the Third Wave Technology vs. Stratagene judgment, the change of $12.4 million in accrued royalties and approximately $0.4 million of accrued compensation.

Capital expenditures for property and equipment were $1.9 million and $1.5 million for the twelve months ended December 31, 2006 and 2005, respectively. Capital expenditures on intangible assets were $1.4 million and $1.5 million for the twelve months ended December 31, 2006 and 2005, respectively. We currently anticipate capital spending on property and equipment to be in the range of $1.5 million to $2.0 million and capital spending on intangible assets to be in the range of $1.5 million and $2.0 million in fiscal 2007.

We had cash, cash equivalents, and restricted cash totaling approximately $42.9 million and $40.7 million at December 31, 2006 and December 31, 2005, respectively, and working capital of approximately $21.6 million and $18.9 million at December 31, 2006 and December 31, 2005, respectively. Restricted cash deposits include a $21.0 million civil supersedeas bond that Stratagene posted in order to permit the Company to appeal a judgment of the district court related to litigation with Third Wave Technologies without being subject to collection activities by Third Wave. This bond is secured by $21.0 million of cash in an interest-bearing restricted account. The cash collateral required to support the bond was provided from the available cash resources of the Company. For further detail on this litigation, see Note 11, Commitments and Contingencies—Legal.

Restricted cash deposits also include a $12.2 million civil supersedeas bond that Stratagene posted in order to permit the company to appeal a judgment of the district court related to the litigation with Invitrogen Corporation without being subject to collection activities by Invitrogen. This bond is secured by $12.2 million of cash in an interest-bearing restricted account. The cash collateral required to support the bond was provided from the available cash resources of the Company. For further detail on this litigation, see Note 11, Commitments and Contingencies—Legal.

As of December 31, 2006, BioCrest Manufacturing, L.P., our consolidated subsidiary, had approximately $3.8 million in total debt, which was attributable to industrial revenue bonds.

The obligations of BioCrest Manufacturing, L.P. under a reducing revolving line of credit were guaranteed by us and each of our wholly owned domestic subsidiaries. The obligation was also generally secured by substantially all of our personal property assets and each of our wholly owned domestic subsidiaries, as well as liens on the real property and improvements related to our Texas manufacturing facility. The reducing revolving line of credit was also secured by a pledge of our interest in Iobion Informatics, LLC.

In January 2006, we entered into an amendment to the credit agreement, which provided for the extension of the reducing revolving line of credit to July 2008. Prior borrowings under the reducing revolving line of credit incurred interest at a variable rate equal to then applicable one-month LIBOR plus 2.55%. The reducing revolving line of credit included customary but significant restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and capital expenditures above stated limits. The reducing revolving line of credit also contained restrictive covenants requiring us to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. At September 30, 2006, we were not in compliance with its minimum tangible net worth covenant as a result of a non-cash litigation charge taken in the third quarter of 2006 of approximately $12.5 million related to the Invitrogen case. (See Note 11 for details on this case.)  As a result, we were in default of the terms of the credit agreement and the credit agreement holder terminated the reducing revolving line of credit facility portion of the credit agreement. We have not drawn on the revolving line of credit since December 2005, there were no amounts outstanding and we were not seeking to borrow against this revolving line of credit. We have commenced discussions with other lenders to establish an alternative lending facility.

The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 3.62% for the year ended December 31, 2006 and 2.57% for the year ended December 31, 2005. Under the instrument governing the industrial revenue bonds, we were required to make sinking fund payments of $870,000 per year through April 2004 and $735,000 in April 2005. Thereafter, we are required to make sinking fund payments of $240,000 per year through April 2021, and $175,000 in April 2022 when the bonds mature. There is a stand-by letter of credit that guarantees the industrial revenue bonds. There are no covenants related to this letter of credit.

On January 24, 2006, we posted a $21.0 million surety bond related to the Third Wave jury verdict of $20.6 million in order to permit us to appeal the verdict without being subject to collection activities by Third Wave. The $20.6 million is comprised of damages of $15.9 million, reimbursement of attorney’s fees and costs of $4.2 million, and pre-judgment interest of $0.5 million in connection with the Third Wave litigation. Post-judgment interest will also accrue at an annual percentage rate of approximately 4.4%. In March 2006, Third Wave was awarded an additional $0.1 million for other court costs, bringing the total award to $20.7 million. The cost of such surety bond was $84,000, and the bond is secured by $21.0 million of cash, which is being held in an interest bearing restricted account. In January 2007, we reached an out-of-court settlement with Third Wave for $10.75 million. We agreed to pay Third Wave $10.75 million in cash as full satisfaction for the judgment. Based on this settlement, we have adjusted our litigation accrual from $20.7 million to $10.75 million at December 31, 2006. The settlement payment was made with the funds from the $21.0 million appeal bond in February 2007.

Cash was also impacted by the court judgment in the matter of Invitrogen vs. Stratagene that was filed on October 31, 2006 in Federal District Court in Texas. On November 15, 2006, we filed a supersedeas bond in the amount of $11.5 million in order to permit us to appeal the judgment of the district court without being subject to collection activities by Invitrogen. The cost of such surety bond was $46,000, and the bond was secured by $11.5 million of cash, which is being held in an interest bearing restricted account. In January 2007, the District Court ordered that the bond amount should be $12.2 million and an additional $0.7 million in cash is now being held in this account. We funded the amount required to collateralize the $12.2 million supersedeas bond from existing cash balances on hand. We have now accrued an aggregate of $19.6 million related to this verdict, which was reduced during the fourth quarter of 2006 by $0.8 million due to less attorney’s fees and costs allowed by the Court. This $19.6 million is comprised of damages of $16.2 million plus attorneys’ fees and costs of approximately $2.1 million and pre-judgment interest of approximately $1.3 million. Post-judgment interest at the rate of approximately 5.05% compounded annually remains in effect and unpaid unless the judgment is reversed. If we are ultimately required to pay out all or a portion of the $19.6 million of damages accrued for this matter upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact our cash position. In the event of payment or settlement of the judgment amounts against us for cash, we would realize an offsetting tax benefit which would partly mitigate our cash requirements. We currently have the ability to pay such damage award with our existing cash resources.

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

We expect that our current cash and cash equivalents, funds from operations and interest income earned thereon will be sufficient to fund our current operations for at least 12 months and the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our profitability, future business acquisitions, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the final outcome of pending patent litigations and appeals and competing technological and market developments.  Despite these expectations, we cannot guarantee we will have sufficient funds on hand to meet all of our cash needs as they arise during the next 12 months.

Contractual Obligations

We lease certain facilities under noncancelable operating leases, with facility leases for our headquarters in La Jolla, California and our offices in Garden Grove, California, the Netherlands, Germany, Scotland and Japan expiring on various dates between July 4, 2007 and September 30, 2011.

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

Employment agreements that we have entered into with certain of our officers have salary ranges from $260,000 to $500,000. Such agreements are typically short in duration but are subject to successive automatic one year renewals unless one party gives proper notice of its intention not to renew the employment agreement. These agreements generally provide for severance benefits if we terminate the officer other than for cause, as defined in the employment agreements. Employment agreements with no expiration date are not included in the table below.

We also entered into an Employment Separation Agreement and Mutual General Release of all Claims, or the Separation Agreement, with Ms. Ronni L. Sherman, our Executive Vice President and General Counsel, in connection with her retirement from Stratagene. This agreement provides for her to remain as a paid hourly consultant for an additional period of one year at rates of $250-$350 per hour depending on the services rendered. Pursuant to the Separation Agreement, Ms. Sherman received a lump sum payment of approximately $225,000 and will be entitled to receive an additional $40,000 in quarterly $10,000 installments over the next twelve months. In addition, she will be entitled to receive a minimum retainer for her consulting services of $10,000 per three-month period during each of the next four three-month periods. Half of Ms. Sherman’s hourly consulting service billings will be credited against such retainer amounts. Her medical insurance benefits will also be continued at Stratagene’s expense for a period of 18 months. Copies of the Separation Agreement and the agreement governing Ms. Sherman’s consulting relationship with us are attached hereto as Exhibits 10.1 and 10.2, respectively.

As discussed in Note 11 to the financials statements, we have entered into several license and collaboration agreements. The Strand Life Sciences, or Strand, agreement required us to make aggregate milestone payments of $0.9 million to Strand upon our acceptance of certain deliverables. Research and development expense of $0.2 million and $0.6 million was recorded in the years ended December 31, 2006 and  2005 respectively. The additional $0.1 million will be expensed in 2007. Also, these agreements require us to make $1.5 million in minimum annual payments to Strand in the first twelve months after our first commercial sale or 60 days after our final acceptance of the product. The first minimum annual payment period began on April 1, 2006.  The minimum annual payments may be offset by $0.5 million of the milestone payments in the first twelve months of the contract term. These agreements also require us to make $1.7 million in minimum annual payments to Strand in the second twelve months of the contract term. The contractual obligations table below reflects these obligations.

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

We also entered into a Joint Development and License Agreement with Rosetta Inpharmatics LLC, or Rosetta, in July 2006, whereby we and Rosetta will work together to develop an RNA extraction product. The product consists of a machine, a consumable cartridge, and a reagent pack that fits in the machine. The cartridge contains the sample to be processed and the machine moves fluids from the reagent pack through the card in order to purify RNA. The product will be used to get RNA profiles from clinical trial patients.  Rosetta will pay us for milestones achieved during the development period. In the case of a successful product, Rosetta will also pay us a royalty on our sales of finished products to Merck (Rosetta’s parent company) and other third parties.

In addition, in the normal course of operations, we enter into purchase commitments with vendors and suppliers of key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods of less than one year and are settled by cash payments upon delivery of goods and services. At December 31, 2006, aggregate purchase commitments related to various key raw materials and other goods and services was approximately $3.1 million.

The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$3,539,756	$2,076,585	$1,354,272	108,899	—
Principal on long-term debt	3,775,000	240,000	720,000	480,000	2,335,000
Collaborative agreements	1,950,000	1,525,000	425,000	—	—
Employment agreements	196,875	196,875	—	—	—
Consulting agreements	125,000	105,000	20,000	—	—
Other purchase commitments	3,130,000	3,130,000	—	—	—
Total contractual obligations	$12,716,631	$7,273,460	$2,519,272	$588,899	$2,335,000

Assuming that long-term debt principal payments are made according to their respective payment schedules, the future aggregate interest expense on long-term debt would be approximately $1.2 million.

Off-Balance Sheet Arrangements

At December 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2006, which note is incorporated herein by this reference and is included as part of “Item 8. Financial Statements and Supplementary Data,” to this Form 10-K.

Item 7A.               Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash and cash equivalents, investments and long-term debt. At December 31, 2006, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

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

Our international sales expose us to foreign currency risk in the ordinary course of our business. Our foreign subsidiaries generated approximately 32%, 22% and 27% of our revenue for 2006, 2005 and 2004, respectively. The foreign subsidiaries sell products in various local currencies that they collect at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. We include realized gains and losses from foreign currency transactions in operations as incurred.

For financial reporting purposes, we translate the foreign subsidiaries’ income statements from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in our consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the year ended December 31, 2006, the net impact to our reported sales from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the year ended December 31, 2005.

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

We currently do not enter into foreign currency hedging arrangements. We settled all futures contracts entered into for fiscal year 2004 by December 31, 2004.

Fair Value of Financial Instruments

We consider the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, and lines of credit to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the long-term debt is a reasonable estimate of fair value, as the loans have terms based on market rates.

Interest Rates

We generally invest our cash and cash equivalents in money market accounts and short-term debt instruments of highly rated credit issuers. We limit the amount of credit exposure to any one issuer and seek to improve the safety and likelihood of preserving our invested funds by limiting default risk and market risk. Based on our short-term investment portfolio at December 31, 2006, we believe that a 10% rise or fall in interest rates would have had no material impact on our financial statements.

The following table shows the average interest rate for the year ended December 31, 2006 for each of our long-term debt obligations:

Long-term Debt Obligations	Average Interest Rate for the Year Ended December 31, 2006
Industrial revenue bonds	3.62%

Item 8.                        Financial Statements and Supplementary Data

The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stratagene Corporation

We have audited the accompanying consolidated balance sheets of Stratagene Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ MAYER HOFFMAN MCCANN P.C.
San Diego, California
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stratagene Corporation

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Stratagene Corporation and subsidiaries (the “Company”) for the year ended December 31, 2004. Our audit also included the financial statement schedule for 2004 listed in the Index at Item 15(c). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Stratagene Corporation and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2004, when considered in relation to the basic 2004 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE, LLP
San Diego, California
March 30, 2005

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$9,735,360	$40,508,365
Cash—restricted	33,129,967	192,388
Accounts receivable, less allowance for doubtful accounts and sales returns of $474,644 and $580,182 at December 31, 2006 and 2005, respectively	12,447,542	11,530,214
Income taxes receivable	—	1,520,466
Inventories	12,262,819	13,249,815
Deferred income tax assets	13,446,005	10,003,948
Prepaid expenses and other current assets	3,368,078	2,134,828
Total current assets	84,389,771	79,140,024
Property and equipment, net	10,927,339	11,266,939
Other assets	406,859	395,453
Goodwill	27,234,214	27,234,214
Intangible assets	6,618,018	6,645,137
Total assets	$129,576,201	$124,681,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,418,908	$5,373,865
Dividend payable	—	5,571,321
Accrued expenses and other liabilities	52,642,853	42,776,252
Current portion of long-term debt	240,000	5,740,000
Income taxes payable	317,725	—
Deferred revenue, current	2,138,232	736,142
Total current liabilities	62,757,718	60,197,580
Deferred revenue	540,994	315,634
Long-term debt, less current portion	3,535,000	3,775,000
Deferred income tax liabilities	1,383,327	1,621,040
Other liabilities	242,151	282,287
Total liabilities	68,459,190	66,191,541
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,452,952 and 22,319,250 shares issued and outstanding at December 31, 2006 and 2005, respectively	2,245	2,232
Additional paid-in capital	56,278,961	54,398,471
Unearned stock-based compensation	(7,969)	(48,294)
Retained earnings	5,790,271	5,731,260
Accumulated other comprehensive loss	(946,497)	(1,593,443)
Total stockholders’ equity	61,117,011	58,490,226
Total liabilities and stockholders’ equity	$129,576,201	$124,681,767

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2006	2005	2004
Revenue:
Product sales	$94,228,778	$94,878,594	$84,032,817
Royalty revenue	1,328,232	35,406,711	779,786
Total revenue	95,557,010	130,285,305	84,812,603
Costs and expenses:
Cost of revenues	34,829,540	45,157,925	29,324,218
Research and development	12,478,445	12,444,663	10,754,317
Selling and marketing	21,270,177	21,267,210	18,180,822
General and administrative	18,506,408	19,579,800	16,335,605
Litigation charges, net (Note 11)	9,797,343	20,600,352	—
Impairment of long-lived assets	106,901	62,033	82,446
Total costs and expenses	96,988,814	119,111,983	74,677,408
Income (loss) from operations	(1,431,804)	11,173,322	10,135,195
Other income and expenses:
Loss on foreign currency transactions	(198,405)	(427,041)	(225,586)
Equity in income of joint venture	—	—	1,787,902
Interest expense	(485,859)	(279,190)	(1,641,358)
Interest income	1,444,638	291,780	147,041
Other income (expense), net	(15,559)	926,899	495,237
Total other income	744,815	512,448	563,236
Income (loss) before income taxes	(686,989)	11,685,770	10,698,431
Income tax (expense) benefit	746,000	(3,898,000)	(3,260,000)
Net income	$59,011	$7,787,770	$7,438,431
Earnings per share:
Basic	$0.00	$0.35	$0.39
Diluted	$0.00	$0.35	$0.39
Weighted average shares:
Basic	22,389,159	22,112,892	19,307,564
Diluted	22,444,102	22,259,057	19,313,364

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Additional Paid-in	Unearned Stock-based	Retained Earnings (Accumulated
	Shares	Amount	Capital	Compensation	Deficit)
Balance as of January 1, 2004	15,632,668	1,563	1,821,202	—	(3,447,340)
Retirement of treasury stock	—	—	(25,344)	—	—
Fair value of common shares issued resulting from Hycor merger, plus value attributed to Hycor options assumed, less registration costs of $105,234	5,015,453	502	43,867,108	—	—
Intrinsic value assigned to unvested options acquired in the Hycor merger	—	—	—	(781,622)	—
Amortization of unvested options acquired in the Hycor merger	—	—	(28,619)	360,945	—
Common stock issued from conversion of subordinated debt	1,753,604	175	9,179,825	—	—
Common stock issued to an officer	41,250	4	(4)	—	—
Common stock issued for employee stock purchase plan	25,856	2	157,020	—	—
Common stock issued upon exercise of stock options	127,382	14	176,283	—	—
Tax benefit received from the exercise of stock options	—	—	89,009	—	—
Redemption of common stock for outstanding notes receivable from officers	(524,160)	(53)	(3,404,874)	—	—
Redemption of common stock for outstanding notes receivable from affiliates	(42,623)	(4)	(276,874)	—	—
Compensation expense from remeasurement of stock options	—	—	101,172	—	—
Compensation expense for non-employee stock options	—	—	357,171	—	—
Interest accretion on notes receivable from stockholders of Stratagene	—	—	—	—	—
Payment in full of notes receivable from stockholders of Stratagene	—	—	—	—	—
Distributions paid to BCH members	—	—	—	—	(476,280)
Deferred tax asset applicable to asset acquisition of BCH	—	—	874,495	—	—
Redemption of interests from BCH members	—	—	(7,378)	—	—
Net income	—	—	—	—	7,438,431
Foreign currency translation	—	—	—	—	—
Unrealized gain on securities	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Balance as of December 31, 2004	22,029,430	$2,203	$52,880,192	$(420,677)	$3,514,811
Adjustment to deferred tax asset applicable to asset acquisition of BCH	—	—	(514,403)	—	—
Amortization of unvested options acquired in the Hycor merger	—	—	—	303,030	—
Adjustment to stock-based compensation for terminated employees	—	—	(69,353)	69,353	—
Common stock issued for employee stock purchase plan	51,609	5	374,902	—	—
Common stock issued upon exercise of stock options	238,211	24	1,124,783	—	—
Tax benefit received from the exercise of stock options	—	—	415,294	—	—
Compensation expense for non-employee stock options	—	—	187,056	—	—
Dividend payable to stockholders	—	—	—	—	(5,571,321)
Net income	—	—	—	—	7,787,770
Foreign currency translation	—	—	—	—	—
Unrealized gain on securities	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Balance as of December 31, 2005	22,319,250	$2,232	$54,398,471	$(48,294)	$5,731,260
Amortization of unvested options acquired in the Hycor merger	—	—	—	39,256	—
Adjustment to stock-based compensation for terminated employees	—	—	—	1,069	—
Common stock issued for employee stock purchase plan	67,817	6	397,867	—	—
Common stock issued upon exercise of stock options	65,885	7	474,678	—	—
Tax benefit received from the exercise of stock options	—	—	77,104	—	—
Compensation expense for non-employee stock options	—	—	(14,492)	—	—
Stock-based compensation expense for employee stock options and employee stock purchase plan	—	—	945,333	—	—
Net income	—	—	—	—	59,011
Foreign currency translation	—	—	—	—	—
Unrealized gain on securities	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Balance as of December 31, 2006	22,452,952	$2,245	$56,278,961	$(7,969)	$5,790,271

(Continued)

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

Years Ended December 31, 2006, 2005 and 2004

	Notes Receivable From	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Stockholders	Income (loss)	Shares	Amount	Equity
Balance as of January 1, 2004	(3,356,309)	(940,514)	7,040	(25,344)	(5,946,742)
Retirement of treasury stock	—	—	(7,040)	25,344	—
Fair value of common shares issued resulting from Hycor merger, plus value attributed to Hycor options assumed, less registration costs of $105,234	—	—	—	—	43,867,610
Intrinsic value assigned to unvested options acquired in the Hycor merger	—	—	—	—	(781,622)
Amortization of unvested options acquired in the Hycor merger	—	—	—	—	332,326
Common stock issued from conversion of subordinated debt	—	—	—	—	9,180,000
Common stock issued to an officer	—	—	—	—	—
Common stock issued for employee stock purchase plan	—	—	—	—	157,022
Common stock issued upon exercise of stock options	—	—	—	—	176,297
Tax benefit received from the exercise of stock options	—	—	—	—	89,009
Redemption of common stock for outstanding notes receivable from officers	3,289,181	—	—	—	(115,746)
Redemption of common stock for outstanding notes receivable from affiliates	—	—	—	—	(276,878)
Compensation expense from remeasurement of stock options	—	—	—	—	101,172
Compensation expense for non-employee stock options	—	—	—	—	357,171
Interest accretion on notes receivable from stockholders of Stratagene	(83,132)	—	—	—	(83,132)
Payment in full of notes receivable from stockholders of Stratagene	150,260	—	—	—	150,260
Distributions paid to BCH members	—	—	—	—	(476,280)
Deferred tax asset applicable to asset acquisition of BCH	—	—	—	—	874,495
Redemption of interests from BCH members	—	—	—	—	(7,378)
Net income	—	—	—	—	7,438,431
Foreign currency translation	—	124,019	—	—	124,019
Unrealized gain on securities	—	150	—	—	150
Comprehensive income	—	—	—	—	7,562,600
Balance as of December 31, 2004	—	(816,345)	—	—	55,160,184
Adjustment to deferred tax asset applicable to asset acquisition of BCH	—	—	—	—	(514,403)
Amortization of unvested options acquired in the Hycor merger	—	—	—	—	303,030
Adjustment to stock-based compensation for terminated employees	—	—	—	—	—
Common stock issued for employee stock purchase plan	—	—	—	—	374,907
Common stock issued upon exercise of stock options	—	—	—	—	1,124,807
Tax benefit received from the exercise of stock options	—	—	—	—	415,294
Compensation expense for non-employee stock options	—	—	—	—	187,056
Dividend payable to stockholders	—	—	—	—	(5,571,321)
Net income	—	—	—	—	7,787,770
Foreign currency translation	—	(776,948)	—	—	(776,948)
Unrealized gain on securities	—	(150)	—	—	(150)
Comprehensive income	—	—	—	—	7,010,672
Balance as of December 31, 2005	$—	$ (1,593,443)	—	$ —	$ 58,490,226
Amortization of unvested options acquired in the Hycor merger	—	—	—	—	39,256
Adjustment to stock-based compensation for terminated employees	—	—	—	—	1,069
Common stock issued for employee stock purchase plan	—	—	—	—	397,873
Common stock issued upon exercise of stock options	—	—	—	—	474,685
Tax benefit received from the exercise of stock options	—	—	—	—	77,104
Compensation expense for non-employee stock options	—	—	—	—	(14,492)
Stock-based compensation expense for employee stock options and employee stock purchase plan	—	—	—	—	945,333
Net income	—	—	—	—	59,011
Foreign currency translation	—	646,946	—	—	646,946
Comprehensive income	—	—	—	—	705,957
Balance as of December 31, 2006	$ —	$ (946,497)	—	$ —	$ 61,117,011

(Concluded)

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$59,011	$7,787,770	$7,438,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,662,016	3,576,305	3,240,721
Stock-based compensation	899,192	453,533	903,236
Equity in (income) of joint venture	—	—	(1,787,902)
Impairment of long-lived assets	106,901	62,033	82,446
Bad debt expense	(10,656)	53,357	(295,809)
Excess and obsolete inventory expense	257,114	746,324	(395,462)
Loss on redemption of partnership interest	—	—	242,959
Loss on disposal of assets	131,148	10,053	13,979
Interest accrued on notes receivable from stockholders	—	—	(83,134)
Accretion of interest on long-term debt	—	—	740,842
Deferred income taxes	(3,679,770)	(6,169,860)	476,646
Changes in assets and liabilities (net of impact of merger with Hycor):
Foreign currency exchange contracts	—	—	205,110
Accounts receivable	(615,746)	(1,033,139)	937,805
Inventories	1,043,239	(1,335,844)	8,852
Prepaid expenses and other current assets	(1,199,896)	(508,478)	1,464,657
Due from related party	—	—	96,642
Due to related party	—	—	451,630
Income taxes receivable	1,520,057	(1,250,605)	(4,680)
Other assets	1,680	137,181	195,929
Accounts payable	1,797,878	1,514,647	(1,392,321)
Accrued expenses and other liabilities	9,669,254	33,091,382	442,296
Deferred revenue	1,570,971	(352,824)	(73,926)
Deferred compensation to employees	—	—	(268,200)
Other liabilities	(40,136)	282,287	—
Income taxes payable	320,126	(240,745)	(1,727,563)
Net cash provided by operating activities	15,492,383	36,823,377	10,913,184
Cash flows from investing activities:
Purchases of property and equipment	(1,867,441)	(1,544,746)	(1,796,755)
Additions to intangible assets	(1,448,761)	(1,479,724)	(1,309,391)
Cash acquired in merger, net of acquisition costs	—	—	4,520,153
Proceeds from maturities of marketable debt securities	—	195,000	699,847
Proceeds from sales of property and equipment	30	21,592	—
Redemption of BCH member interests	—	—	(7,378)
Changes in restricted cash	(32,933,909)	390,607	(28,878)
Cash distributions from joint venture	—	—	2,012,052
Net cash provided by (used in) investing activities	(36,250,081)	(2,417,271)	4,089,650

(Continued)

STRATAGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Principal payments on long-term debt	(240,000)	(735,000)	(23,203,760)
Issuance of long-term debt	—	—	6,000,000
Borrowings under line of credit	9,030	5,546,620	11,977,647
Payments under line of credit	(5,509,030)	(5,003,544)	(7,040,724)
Distributions to BCH members	—	—	(476,280)
Distributions to shareholders	(5,571,321)	—	—
Tax benefit from stock option exercises	77,104
Proceeds from issuance of common stock	872,558	1,499,715	176,283
Net cash provided by (used in) financing activities	(10,361,659)	1,307,791	(12,566,834)
Effects of foreign currency exchange rates on cash	346,352	(95,990)	450,696
Net (decrease) increase in cash and cash equivalents	(30,773,005)	35,617,907	2,886,696
Cash and cash equivalents at beginning of period	40,508,365	4,890,458	2,003,762
Cash and cash equivalents at end of period	$9,735,360	$40,508,365	$4,890,458
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$160,724	$168,473	$1,350,652
Income taxes	$1,102,649	$11,369,769	$4,067,514
Non-cash financing and investing activities:
Shares of common stock issued in exchange for the outstanding shares of Hycor and fair value of $3,331,223 assigned to the Hycor options assumed	$—	$—	$43,972,844
Shares of common stock issued with respect to the conversion of outstanding debt	$—	$—	$9,180,000
Redemption of common stock for outstanding notes receivable from stockholders	$—	$—	$(3,681,805)
Deferred taxes recorded in connection with BCH asset purchase	$—	$(514,403)	$874,495
Dividends declared but not paid	$—	$5,571,321	$—

(Concluded)

See accompanying notes to consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

1.                 The Company and Its Business

Description of Business—Stratagene Corporation (“Stratagene” or “the Company”) develops and manufactures biological products, instruments, and software designed to improve the speed and accuracy of life sciences research and clinical diagnosis. Stratagene markets its products to researchers and clinicians in clinical laboratories and academic, hospital, and government institutions, as well as to scientists in pharmaceutical and biotechnology companies, in the U.S. and internationally. Scientists and clinicians use Stratagene’s products to identify genes and proteins, study how cells are regulated by genes and proteins, determine the molecular mechanisms of health and disease, search for new drug therapies, and develop diagnostic tests.

Stratagene engages in business activity in two operating segments: Research Supplies and Clinical Diagnostics. The Company has marketed and sold its Research Supplies products for over 20 years, while the Clinical Diagnostics products are a new addition to Stratagene’s product portfolio as a result of a merger with Hycor Biomedical Inc. in June 2004. (See Note 3)

Basis of Presentation—The financial information of the Company has been presented on a consolidated basis, and includes the results of operations of Hycor Biomedical Inc. and subsidiaries (“Hycor”) since Hycor was acquired by the Company on June 2, 2004. The financial information also includes the results of operations of BioCrest Holdings, L.L.C. (“BCH”), whose assets were acquired by the Company on June 2, 2004. Prior to the acquisition, BCH was under common control with Stratagene, and substantially all of the BCH membership units were held by certain Stratagene shareholders. The acquisition of the BCH assets has been presented as a change in reporting entity. Accordingly, the financial statements of Stratagene and BCH are presented on a consolidated basis for all periods. (See Note 3.)  On February 9, 2006, the Company dissolved BCH.

2.                 Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements of Stratagene include the accounts of Stratagene and all of its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated as appropriate in the consolidation of Stratagene.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents—Stratagene considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash—Restricted cash totaled $33,129,967 and $192,388 at December 31, 2006 and 2005, respectively. Total interest earned on restricted cash was $1,050,396, $5,014 and $2,623 for the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted cash deposits include a $21.0 million civil supersedeas bond that Stratagene posted in order to permit the Company to appeal a judgment of the district court related to litigation with Third Wave Technologies without being subject to collection activities by Third Wave. This bond is secured by $21.0 million of cash in an interest-bearing restricted account. The cash collateral required to support the bond was provided from the available cash resources of the Company. For further detail on this litigation, see Note 11, Commitments and Contingencies—Legal.

Restricted cash deposits also include a $11.5 million civil supersedeas bond that Stratagene posted in order to permit the company to appeal a judgment of the district court related to litigation with Invitrogen Corporation without being subject to collection activities by Invitrogen. This bond is secured by $11.5 million of cash in an interest-bearing restricted account. The cash collateral required to support the bond was provided from the available cash resources of the Company. For further detail on this litigation, see Note 11, Commitments and Contingencies—Legal.

Also included in restricted cash are amounts related to the sinking fund payments required under the reimbursement agreement relating to the Bastrop County Industrial Revenue Bonds (“IRB”). The Company makes monthly deposits into an interest-bearing sinking fund account. Each April, the sinking fund deposits are then used to make the required IRB annual payment. Annual payments of $240,000 are required through April 2021 with an annual payment of $175,000 in April 2022 when the bonds mature.

Accounts Receivable—The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company regularly monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company does not write off individual accounts receivable until we have exhausted substantially all avenues of legal recourse to collect the outstanding amount. The Company’s credit losses have historically been within expectations and the provisions established.

Inventories—Inventories consist primarily of biological products and instruments and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Stratagene regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on an estimated forecast of product demand and production requirements. Stratagene’s losses from disposal of excess and obsolete inventories have historically been within expectations and the provisions established.

Net inventories include the following at December 31,

	2006	2005
Raw materials and supplies	$6,902,492	$4,955,062
Work-in-process	1,344,175	3,854,153
Finished goods	4,016,152	4,440,600
Total	$12,262,819	$13,249,815

Research and Development Costs—Research and development costs are expensed in the period incurred.

Property and Equipment—Property and equipment are stated at cost. Depreciation of furniture and equipment and vehicles is calculated using the straight-line method based upon an estimated useful life of three to five years. Buildings are depreciated over 25 years using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset, generally five years.

Property and equipment are summarized as follows:

	2006	2005
Land	$607,890	$607,890
Building	8,758,974	8,772,090
Furniture and equipment	12,788,703	14,867,943
Leasehold improvements	1,141,836	1,247,965
Vehicles	222,378	171,717
Construction in process	104,186	19,361
	23,623,967	25,686,966
Less accumulated depreciation and amortization	(12,696,628)	(14,420,027)
Total	$10,927,339	$11,266,939

Depreciation expense totaled approximately $2,293,000, $2,277,000, and $2,304,000 for the twelve months ended December 31, 2006, 2005, and 2004, respectively.

Intangible assets—Intangible assets include long-lived assets associated with the merger with Hycor in June 2004. Intangibles also include costs incurred in connection with patent applications, consisting principally of legal fees. Amortization is calculated using the straight-line method over the estimated useful lives of the patents, generally seven years. Amortization expense totaled $1,368,979, $1,272,029, and $875,967 for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenue Recognition—Revenue from biological products and basic instrumentation products is recognized under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which is generally when products are shipped, title has transferred and risk of loss has passed. In accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, for instrumentation products where software is considered more than incidental to the product, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped and title has transferred. When substantive contractual acceptance clauses exist, revenue is recognized upon satisfaction of such clauses. Contract research service revenues are earned and recognized in accordance with contract provisions. Amounts received in advance of performance or acceptance are recorded as deferred revenue.

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

License agreements	Recognized over the term of the agreement, generally 12 months.
Collaboration agreements—milestone payments	Recognized during the period that the specified services or products are delivered and accepted by the customer.

The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of December 31, 2006 and 2005:

Type of deferred revenue	December 31, 2006	December 31, 2005
Extended warranty, installation or maintenance agreement	41%	59%
License agreements	23%	41%
Collaboration agreements—milestone payments	36%	0%
Total deferred revenue	100%	100%

Some of the Company’s agreements contain multiple elements. Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. Stratagene recognizes revenue for delivered elements in accordance with SAB No. 104 and its revenue recognition policy and only when it determines that the earnings process is complete and all events for recognition of contract revenue have been achieved.

Some of the Company’s agreements also contain milestone payments. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgement from the Company’s collaborator, provided that (i) the milestone event is substantive, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) there are no further performance obligations on the part of Stratagene. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement.

Warranty—The Company warrants certain equipment against defects in workmanship or materials for a period of one year from the date of purchase. Upon shipment of equipment sold that includes a warranty, the Company establishes, as part of cost of products sold, a provision for the expected costs of such warranty.

Accrued warranty activity for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Balance at beginning of year	$233,299	$333,277
Charged to costs and expenses	401,714	444,461
Reductions of accrued warranty	(417,002)	(544,439)
Balance at end of year	$218,011	$233,299

Advertising—Advertising costs are expensed as incurred and included in selling and marketing expenses. Advertising expenses include external advertising, catalog, newsletter and promotional literature. Advertising expenses were approximately $3,129,000, $3,372,000 and $3,098,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes—Stratagene and its subsidiaries record income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

Foreign Currency Translation/Transaction—The accounts of foreign subsidiaries and affiliates of the Company are measured using the local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net translation gains or losses are excluded from net income and reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Realized gains or losses from foreign currency transactions are included in operations as incurred.

Derivative Financial Instruments—As part of distributing its products, the Company regularly enters into intercompany transactions with its foreign subsidiaries. The Company’s currency exposures vary, but are primarily concentrated in the Euro, British Pound, Swiss Franc and Japanese Yen. In the past, the Company periodically entered into foreign currency exchange futures contracts to mitigate foreign currency risk on its European revenues. The Company managed its exposure over a maximum of twelve months. All futures contracts entered into for fiscal year 2004 were settled by year end, and the Company had no pending futures contracts outstanding as of December 31, 2004.

In the past, the Company’s derivative instruments have not qualified for hedge accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Accordingly, both unrealized and realized gains or losses resulting from changes in fair value are recognized as incurred in gain (loss) on foreign currency transactions in the current period statement of operations. The Company does not enter into derivative instruments for trading or speculative purposes.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, other current liabilities, and line of credit are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the long-term debt is a reasonable estimate of fair value, as the loans have terms based on market rates.

Impairment of Long-Lived Assets—The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 142, Goodwill and Intangibles, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These Statements require that long-lived assets and certain identifiable intangible assets with finite lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and non-amortizable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Accounting for Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS No. 123(R). In accordance with the new rule, the Company adopted the accounting provisions of SFAS No. 123(R) beginning in the first quarter of 2006.

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective application. Under the modified prospective application, prior periods are not revised for comparative purposes. Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“ABP No. 25”), as amended, for its stock compensation. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. The Company has recognize estimated compensation expense for awards outstanding at the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

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

Share-Based Compensation Information under SFAS No. 123(R)

The value of Stratagene employee stock options was estimated at the dates of grant using the minimum value method of SFAS No. 123 from the inception date of the applicable stock option plan through June 2, 2004, and the fair value method for all option grants made subsequent to that date using the Black-Scholes option pricing model. The fair value of the Hycor employee stock options assumed by Stratagene in the Hycor merger were estimated at the merger date using the Black-Scholes pricing model for all option grants. For options granted that have multiple cliff vesting periods, the Company amortizes compensation cost using the graded vesting method prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans. The Company has elected to follow the graded vesting method and will continue to use the Black-Scholes valuation method under SFAS No. 123(R).

The weighted-average grant date fair values of employee stock options granted during the twelve months ended December 31, 2006 were $3.06. The weighted-average grant date fair values of employee stock granted under Stratagene Corporation’s Employee Stock Purchase Program (“ESPP”) during the twelve months ended December 31, 2006 were $1.68 using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the twelve months ended December 31, 2006:

	Twelve Months Ended December 31, 2006
	Stock Options	ESPP
Risk free interest rate	4.9%	4.9%
Dividend yield	0%	0%
Volatility factor	45%	45%
Expected life (in years)	4.8 years	0.25 years
Pre-vesting forfeiture rate	7%	—

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected terms of the Company’s employee stock options. The Company paid a special $0.25 per share dividend to shareholders on January 6, 2006 as a result of a settlement with Cambridge Antibody Technology, but this dividend was not considered in the dividend yield of 0.0% as the Company has no intentions of paying cash dividends in the foreseeable future. The volatility factor was calculated based on the historical volatility of the Hycor and Stratagene stock prices and the consideration of trends and future events. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is calculated using the simplified method as described in the SEC’s SAB No. 107, Share-Based Payment, (“SAB No. 107”). Using the simplified method, options granted to employees with a four year vesting schedule have an expected life of 6.25 years and options granted to directors with a three year vesting schedule have an expected life of 6 years. Due to the fact that options vest ratably over the vesting period, the weighted average expected life is calculated as 4.8 years. The pre-vesting forfeiture rate is based on the Company’s historical option forfeiture information and was normalized for significant non-recurring employee terminations.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, including those granted under the ESPP, recognized for the twelve months ended December 31, 2006 was comprised as follows:

Twelve Months Ended December 31, 2006
Capitalized to inventory	$70,189
Cost of product sales	89,314
Research and development	192,741
Selling and marketing	207,879
General and administrative	385,209
Share-based compensation expense before taxes	875,143
Related income tax benefits	(293,173)
Share-based compensation expense after taxes	$581,970
Net share-based compensation expense, per common share:
Basic	$0.03
Diluted	$0.03

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

For purposes of pro forma disclosures under SFAS No. 123 for the years ended December 31, 2005 and 2004, the estimated fair value of the share-based awards was assumed to be amortized to expense over the their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and EPS were as follows:

	Twelve Months Ended December 31,
	2005	2004
Net income as reported	$7,787,770	$7,438,431
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	64,751
Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(2,331,204)	(821,573)
Pro forma net income	$5,456,566	$6,681,609
Earnings per common share:
Basic—as reported	$0.35	$0.39
Basic—pro forma	$0.25	$0.35
Diluted—as reported	$0.35	$0.39
Diluted—pro forma	$0.25	$0.35

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

Because these options had exercise prices at or in excess of the fair market value of the Company’s common stock at the time they were accelerated, and were not fully achieving their original objectives of incentive compensation and employee retention, the Company believes that the acceleration had a positive effect on employee morale, retention and perception of option value. The acceleration will eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of SFAS No. 123(R), Share-Based Payment, which became effective for the Company’s first quarterly reporting period in 2006. At the date of acceleration of the options, management estimated that the future expense that would be eliminated beginning in 2006 as a result of the acceleration of the vesting of these options is approximately $1.6 million, or approximately $1.0 million net of tax, of which approximately $1.2 million, or $775,000 net of tax, is attributable to options held by executive officers. The option acceleration did not result in compensation expense in the first quarter of 2005 under APB No. 25 and FASB Interpretation No. 44 because these options had exercise prices at or in excess of the fair market value of the Company’s common stock at the time they were accelerated.

Options to Non-Employees

Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measured. The fair value for these options is based on the Black-Scholes pricing model. The Company recognized ($14,492), $187,056 and $357,171 of stock-based compensation expense (income) for the years ended December 31, 2006, 2005 and 2004, respectively. The expense (income) was recorded in research and development expense. The total deferred charges for options granted to non-employees are re-measured quarterly as the underlying options vest and are included in additional paid-in capital in the financial statements.

Segment Reporting—The Company currently operates in two operating segments: Research Supplies and Clinical Diagnostics.

Recent Accounting Pronouncements—In July 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has consistently evaluated the requirement for a tax reserve with each fiscal year end and believe that we have adequate means to support appropriate tax reserves as of December 31, 2006. Management is still evaluating the impact of FIN 48 on our financial results for future periods.

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

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB No. 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The adoption of SAB No. 108 has not had a material effect on the Company’s results of operations or financial position.

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

As a result of the merger, Hycor’s former shareholders received 0.6158 of a share of Stratagene common stock in exchange for each share of Hycor common stock, plus cash for fractional shares. The fair value of the consideration exchanged in the merger was calculated based upon the fair value of Hycor’s publicly-traded common shares, as their fair value was determined to be more clearly evident than that of Stratagene’s common shares. In accordance with EITF No. 99-12, Determining the Measurement Date for the Market Price for an Acquirer of Securities Issued in a Business Combination, the market price was determined based on an average of the closing prices of the Hycor stock for the trading days nearest July 24, 2003, the date on which the merger agreement was originally signed. Using the 0.6158 exchange ratio, 5,015,453 shares of Stratagene common stock were issued to the former Hycor stockholders in connection with the merger and 655 fractional shares were redeemed through a cash payment by Stratagene.

Stratagene also assumed each outstanding option to purchase shares of Hycor common stock issued under the stock option plans of Hycor, whether or not then exercisable, on substantially the same terms and conditions as were applicable prior to the merger date, except that:

•       the options are now exercisable for shares of Stratagene common stock; and

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

Unearned stock-based compensation for unvested Hycor stock options assumed is the sum of the intrinsic value of each unvested stock option assumed by Stratagene in the merger with Hycor. The unvested portion of the assumed options will be amortized over the remaining vesting period using the graded vesting method prescribed under FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

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

Pro Forma Information

The results of operations of Hycor have been included in the accompanying consolidated financial statements of Stratagene from the date of acquisition. However, the following unaudited pro forma information assumes that the June 2, 2004 Hycor merger occurred on January 1, 2004. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the year ended December 31, 2004 are as follows:

2004
Revenues	$93,779,136
Net income	$8,715,988
Earnings per share:
Basic	$0.40
Diluted	$0.40
Weighted average shares:
Basic	21,909,391
Diluted	21,915,191

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

BCH Acquisition

Concurrently with the closing of the Hycor merger, Stratagene acquired substantially all of the assets of BCH, including BCH’s interests in its subsidiaries. In exchange, Stratagene forgave all of the outstanding intercompany indebtedness owed by BCH and its subsidiaries to Stratagene of approximately $5.4 million and assumed all of the other outstanding liabilities of BCH and its subsidiaries of approximately $0.8 million. Because Stratagene and BCH were under common control, and substantially all of the BCH membership units were held by certain Stratagene shareholders, the acquisition of BCH was recorded on a historical cost basis. As such, there was no adjustment of BCH’s assets and liabilities to fair value and no goodwill resulting from the purchase. As of and for the periods ended December 31, 2004, Stratagene’s financial statements are presented on a consolidated basis, which represents a change in reporting entity under APB Opinion No. 20, Accounting Changes. Previously combined statements are now presented on a consolidated basis as a result of the transaction. There is no change to income for previous periods presented on a combined basis. For tax purposes, this transaction is taxable. The financial statements in 2004 reflected net deferred tax assets of approximately $875,000 for differences between the tax and book basis of assets and liabilities acquired by Stratagene. With the completion of the initial consolidated tax returns in 2005, the Company adjusted the deferred tax asset associated with the acquired assets and liabilities and reflected a $514,000 reduction to the net deferred tax asset and additional paid-in capital in accordance with SFAS No. 109, Accounting for Income Taxes.

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

As a result of the acquisition, Stratagene owned 100% of Phenogenex and approximately 78% of Iobion. The remaining 22% interest in Iobion was represented by membership units held by two individuals, neither of which is now associated with the Company. In October 2004, the Company purchased the remaining 22% outstanding membership interests in Iobion owned by these individuals. As a result of the purchase of these minority interests, Stratagene now owns 100% of Iobion. Total cash consideration of $330,000 and an intangible asset of $330,000 was recorded and is being amortized to expense over 36 months.

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

4.                 Earnings Per Share (“EPS”)

Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effects of the Company’s outstanding common stock options computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	Twelve Months Ended December 31,
	2006	2005	2004
Weighted average shares:
Basic	22,389,159	22,112,892	19,307,564
Effect of dilutive common stock options	54,943	146,165	5,800
Diluted	22,444,102	22,259,057	19,313,364

Options outstanding totaling 2,420,646, 1,950,631 and 2,338,395 for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

5.                 Intangible Assets and Goodwill

The following sets forth the Company’s intangible assets by major asset class:

		December 31, 2006			December 31, 2005
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Amortizable patents and other	2 - 7 years	$9,977,035	$5,307,691	$4,669,344	$8,696,142	$4,284,418	$4,411,724
Amortizable intangible assets	1 - 5 years	$1,189,000	$815,326	$373,674	$1,189,000	$530,587	$658,413
Intangible assets not subject to amortization:
Non-amortizable intangible assets		$1,575,000	$—	$1,575,000	$1,575,000	$—	$1,575,000
Goodwill		$27,234,214	$—	$27,234,214	$27,234,214	$—	$27,234,214
		$39,975,249	$6,123,017	$33,852,232	$38,694,356	$4,815,005	$33,879,351

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

Amortization expense totaled $1,368,979, $1,272,029 and $875,967 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense in each of the next five fiscal years is expected to be as follows:

Year	Amount
2007	$1,214,088
2008	941,671
2009	801,671
2010	613,195
2011	465,714
Thereafter	1,006,679
Total	$5,043,018

6.                 Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31, 2006	December 31, 2005
Accrued compensation	$2,284,497	$3,406,685
Accrued royalties	17,811,849	17,208,443
Litigation accruals	30,584,401	20,600,352
Warranty	218,011	233,299
Other accrued expenses and liabilities	1,744,095	1,327,473
Total	$52,642,853	$42,776,252

See Note 11, Commitments and Contingencies, Royalty Payments.

7.                 Long-Term Debt

During 2006, the Company had debt instruments bearing interest at variable rates, most of which are guaranteed by Stratagene and secured by substantially all of the assets of Stratagene. The outstanding debt instruments contained restrictive covenants requiring the Company to maintain certain financial ratios, including minimum debt service coverage ratios, fixed charge coverage ratios and tangible net worth. The debt instruments also restricted the payments of dividends to the Company’s stockholders. At September 30, 2006, the Company was not in compliance with its minimum tangible net worth covenant as a result of a non-cash litigation charge taken in the third quarter of 2006 of approximately $12.5 million related to the Invitrogen case. (See Note 11 for details on this case.)  As a result, the Company was in default of the terms of the credit agreement and in November 2006, the credit agreement holder terminated the reducing revolving line of credit facility portion of the credit agreement. The Company had not drawn on the revolving line of credit since December 2005, and there were no amounts outstanding and the Company was not seeking to borrow against this revolving line of credit. The Company still has a stand-by letter of credit that guarantees the industrial revenue bonds. There are no covenants related to this letter of credit.

Long-term debt and line of credit consist of the following:

	December 31,	December 31,
	2006	2005
Reducing revolving line of credit not to exceed $9,000,000, which was terminated on November 10, 2006, bearing interest at LIBOR plus 2.55% (7.87% and 6.94% at November 10, 2006 and December 31, 2005, respectively; 7.61% and 5.94% average rate for the periods ended November 10, 2006 and December 31, 2005, respectively.); debt held by subsidiary of the Company, guaranteed by the Company and secured by substantially all of its assets	$—	$5,500,000
Debt held by subsidiary of the Company from bond indenture agreement with Bastrop County, Texas in the original principal amount of $9,100,000, at an average interest rate of 3.62% and 2.57% for the years ended December 31, 2006 and 2005, respectively (4.03% and 3.65% at December 31, 2006 and 2005, respectively); sinking fund payment of $240,000 required per year through April 2021, and $175,000 required in April 2022 when the bonds mature; proceeds are restricted to the purchase of land, building and equipment. The bonds are secured by a stand-by letter of credit	3,775,000	4,015,000
	3,775,000	9,515,000
Current portion of long-term debt	240,000	5,740,000
Long-term debt, less current portion	$3,535,000	$3,775,000

The Company received a written consent from the credit facility holder to pay a special cash dividend of $0.25 per share on the Company’s common stock to holders of record on December 16, 2005. The special cash dividend of $5,571,321 was paid on January 6, 2006.

The aggregate maturities of long-term debt principal payments for each of the five years subsequent to December 31, 2006 are as follows:

Principal Payment
Less than one year	$240,000
One year	240,000
Two years	240,000
Three years	240,000
Four years	240,000
Thereafter	2,575,000
Total	$3,775,000

8.                 Related Party Transactions

Activity for related parties during 2006, 2005, and 2004 is as follows:

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

Total interest income for this note was $11,240 for the year ended December 31, 2004. A second promissory note in the amount of $250,000 with the same parties was also outstanding. This note was secured by a second mortgage on certain real property located in Wyoming and bore interest at 8%, compounded annually. Principal and interest was due upon the earlier of the sale of the related property or July 9, 2005. The second mortgage provided that the Company may, at its option, release the indebtedness, extend the due date, alter the terms of payment of the note, or alter, substitute or release property securing the indebtedness. The note was paid in full in December 2004 in the amount of $302,422, including interest. Total interest income for the year ended December 31, 2004 was $21,686.

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

9.                 Stockholders’ Equity

Stratagene’s Common Stock—Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of legally available funds when declared by the board of directors, subject to the rights of any preferred stock.

In July 2003, the Board of Directors approved a 1 for 2 reverse stock split of Stratagene’s common stock. Financial and share data appropriately reflect this reverse stock split.

Registration Rights Agreement—In relation to the merger with Hycor in June 2004, Stratagene entered into a registration rights agreement with Dr. Sorge, pursuant to which Dr. Sorge was granted the right, subject to certain conditions, to require the registration of 2,000,000 shares of Stratagene common stock controlled by Dr. Sorge or one of his affiliates and customary piggyback registration rights to participate in other registrations.

2000 Stock Option Plan, as amended and restated—In 2000, Stratagene adopted a stock option plan (the “2000 Plan”), which provides for the grant of options to employees of Stratagene or a subsidiary of Stratagene and BCH or a subsidiary of BCH to purchase up to 2,000,000 shares of common stock at exercise prices of not less than the fair value of the common stock. Options under the 2000 Plan vest over a period determined by Stratagene’s board of directors, but not longer than five years. The options generally expire seven years after the grant date. BCH was dissolved on February 9, 2006.

In 2000, the Board of Directors approved the Plan, a form of Non-Qualified Stock Option Agreement (“Option Agreement”) to be used with the Plan, and the granting of options, effective December 31, 2000, to purchase an aggregate of 1,272,543 shares of common stock subject to the execution of the Option Agreements. For the years ended December 31, 2006, 2005 and 2004, options to purchase additional shares of common stock totaling 0, 50,000, and 0, respectively, were granted, subject to execution of the Option Agreements, in employment offer letters or by special grant of the Plan Administrator pursuant to the Plan.

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

2004 Independent Directors Option Plan—In June 2004, the Company adopted a director’s stock option plan for its independent directors. Approximately 300,000 shares of the Company’s common stock have been reserved for issuance under this plan. The independent directors each received an automatic award of an option to purchase 20,000 shares of common stock under the director’s stock option plan upon initial appointment or election to the Company’s board of directors and, thereafter, will receive an automatic award of an option to purchase up to 10,000 shares of common stock at each annual meeting occurring during their term as a member of Stratagene’s board of directors. The options vest in three equal annual installments on the anniversary date of such grant and expire ten years after the grant date. The price per share of these options equals 100% of the fair market value of a share of common stock on the date the option was granted.

Stratagene Corporation 2006 Equity Incentive Award Plan (the “2006 Plan”)—On June 1, 2006, the Company’s shareholders approved the 2006 Plan. Under this plan, employees, consultants and directors may receive grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and dividend equivalents in any combination, separately or in tandem. Approval of the 2006 Plan was necessitated in part by the Company’s desire to expand the types of equity awards that the board of directors may grant to its employees, consultants and directors. Additionally, the number of shares remaining available for issuance under the existing 2000 Stock Option Plan was not sufficient to meet the Company’s anticipated needs.

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

The following table summarizes option activity for all plans:

	Options	Weighted- average Exercise Price
Outstanding, January 1, 2004	1,449,022	$10.34
Options assumed from Hycor in the merger	756,822	5.34
Granted	1,514,960	8.75
Exercised	(184,829)	3.34
Forfeited	(540,566)	10.05
Outstanding, December 31, 2004	2,995,409	$8.76
Granted	364,750	8.61
Exercised	(300,186)	5.81
Forfeited	(389,375)	9.35
Outstanding, December 31, 2005	2,670,598	$8.98
Granted	562,750	6.86
Exercised	(71,878)	7.47
Forfeited	(348,531)	8.30
Outstanding, December 31, 2006	2,812,939	$8.68

The weighted average remaining contractual term of outstanding options at December 31, 2006 is 6.36 years. The aggregate intrinsic value of such options is $699,963. The weighted average remaining contractual term of exercisable options at December 31, 2006 is 5.35 years. The aggregate intrinsic value of such options is $333,794. Intrinsic value represents the difference between the option price at grant date and the market price of Stratagene’s common stock, which was $7.44 at December 31, 2006.

The total intrinsic value of options exercised during the year ended December 31, 2006 is $181,664.

As of December 31, 2006, there was $1,331,031 of total unrecognized compensation costs related to non-vested share-based compensation arrangements under the various option plans. This cost is expected to be recognized over a weighted average period of 2.1 years.

The total compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was approximately $875,000.

The following table summarizes information about Stratagene stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted-average Remaining Contractual Life (in Years)	Weighted-average Exercise Price	Number Exercisable as of December 31, 2006	Weighted-average Exercise Price
$1.73 - $8.00	774,359	7.52	$6.58	201,017	$5.99
$8.01 - $8.11	426,400	6.35	8.11	384,400	8.11
$8.47 - $9.20	309,375	7.79	8.65	107,441	8.67
$9.34	798,960	7.42	9.34	778,962	9.34
$9.60 - $11.18	156,141	4.35	9.98	119,579	9.80
$12.00	347,704	0.98	12.00	347,704	12.00
	2,812,939	6.36	$8.68	1,939,103	$9.22

In April 2004, 41,250 shares were delivered to an officer on a deferred basis pursuant to an option exercised in 2001. During 2004, the Company recognized $101,172 of general and administrative expense associated with this transaction.

Employee Stock Purchase Plan—In June 2004, the Company adopted the Stratagene Corporation Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the board of directors. Under the terms of the ESPP, purchases are made quarterly. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower. During fiscal years 2006, 2005 and 2004, 67,817, 51,609 and 25,856 shares of common stock were issued under the ESPP from proceeds of $397,867, $374,902 and $157,022, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company expensed $113,750, $0 and $0 of share-based compensation related to the ESPP, respectively.

10.          Income Taxes

Components of income tax expense of the Company are as follows:

	2006	2005	2004
Current:
Federal	$2,860,475	$10,144,673	$2,617,912
State	97,785	110,860	174,550
Foreign	(24,500)	69,809	38,906
	2,933,760	10,325,342	2,831,368
Deferred:
Federal	(3,257,345)	(6,654,205)	450,792
State	(422,415)	156,533	(22,160)
Foreign	—	70,330	—
	(3,679,760)	(6,427,342)	428,632
Income tax (benefit) expense	$(746,000)	$3,898,000	$3,260,000

The actual income taxes differ from the expected income taxes (computed by applying the federal income tax rate of 34% to the Company’s earnings before income taxes) as follows:

	2006	2005	2004
Computed expected federal income taxes of the Company	$(230,352)	$3,984,994	$3,637,467
Foreign operations, net of tax	(138,673)	183,804	253,118
State income taxes, net of federal benefit	(214,256)	176,479	93,727
General business credits	(176,827)	(172,311)	(185,191)
BCH (income) not included in corporate group	—	—	(570,689)
Section 199 and foreign income deductions	(229,919)	(471,755)	(170,000)
Non-deductible expenses and other, net	244,027	196,789	201,568
Income tax (benefit) expense	$(746,000)	$3,898,000	$3,260,000

The Company estimates a provision for income taxes for all tax jurisdictions in which it operates. During 2004, Stratagene merged with Hycor and filed combined tax returns that included the results of operations of Hycor since the merger date. In connection with the allocation of purchase price to the net assets of Hycor, Stratagene recorded the fair value of the Hycor deferred tax assets as of the merger date. The net deferred tax assets of Hycor were approximately $2.5 million and primarily related to net operating loss (“NOL”) carryforwards, research and other credits and temporary differences between the book and tax basis of the Hycor net assets recorded at the merger date. These net operating losses and credits are subject to an annual limitation by Section 382 of the Internal Revenue Code and have a 20 year life. Stratagene realized all of Hycor’s NOL’s as of December 31, 2005, and it believes that the other credits recorded under purchase accounting will be realized within the carryforward periods.

Deferred income taxes result from temporary differences between the tax basis of an asset or a liability and its reported amount in the accompanying consolidated balance sheets. The components of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Accounts receivable	$166,772	$230,253
Inventories	1,645,988	1,722,039
Accrued expenses and other liabilities	12,870,781	9,205,164
Long-term debt, net	34,728	44,240
General business credits	203,378	434,331
Net operating losses	1,526,224	1,727,959
Deferred tax assets	16,447,871	13,363,986
Deferred tax liabilities:
State taxes	(447,815)	(433,087)
Patents	(1,548,177)	(1,313,770)
Property and equipment	(87,757)	(495,354)
Acquired intangibles and other	(733,779)	(941,557)
	(2,817,528)	(3,183,768)
Valuation allowance	(1,567,665)	(1,797,310)
Net deferred tax assets	$12,062,678	$8,382,908

At December 31, 2006 the Company utilized all of its federal research credits and had approximately $203,000 of state research credits. The Company recognizes state research credits when they are generated. Excess credits are recognized and will be used to offset future taxable income, as management believes it is more likely than not that the credits will be utilized. The state research credits have an indefinite carryforward period.

At December 31, 2006 the Company had approximately $4,246,000 of foreign NOL carryforwards. These foreign NOL’s have an indefinite carryforward period. The Company has established a valuation allowance for the full amount of the foreign NOL’s based on an evaluation of the history of operating profitability of each operation and the projection of the future taxable income for each entity. Approximately $1.2 million of the valuation allowance relates to acquired NOL’s which to the extent recognized in the future will result in a reduction of goodwill.

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

11.          Commitments and Contingencies

Operating Lease Commitments—The Company leases certain facilities and equipment under noncancelable operating leases, with facility leases for the Company’s headquarters in La Jolla and its other offices expiring on various dates between July 4, 2007 and September 30, 2011. Total rental expense under all operating leases was $2,065,400, $2,064,014 and $1,686,494 in 2006, 2005 and 2004, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum Payment
2007	$2,076,585
2008	1,036,779
2009	172,295
2010	145,198
2011	108,899
Thereafter	—
Total	$3,539,756

License Agreements—In connection with its research and development efforts, Stratagene has entered into various license agreements with unrelated third parties which provide Stratagene with rights to develop, produce and market products using certain technologies and patent rights maintained by the third parties. The terms of the various agreements require Stratagene to pay royalties ranging generally from 1% to 10% of biological and instrumentation sales and 50% of sales on software products that have been produced using the technologies. Such agreements generally provide for terms that commence upon execution and continue until expiration of the last patent relative to the technology. During 2006, 2005 and 2004, royalty expenses related to product sales were approximately $3,713,000, $3,840,000 and $4,281,000, respectively, and were included in cost of products sold in the accompanying consolidated statements of operations.

Royalty Payments—The Company accrues and pays royalties in accordance with the applicable royalty contracts to which it is a party. Accrued expenses and other liabilities at each of December 31, 2006 and December 31, 2005 include $5.2 million of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the third quarter of 2005. The Company accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003 through late 2005, such royalty payments were withheld by the Company while the Company evaluated a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Stratagene’s financial position, results of operations and cash flows could be materially affected if the parties subsequently determine that the royalties differ significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents expire in 2006 and 2007. Following the expiration of these process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents. The expiration of the United States patent in March 2005 resulted in an approximately $250,000 per quarter reduction in royalty expense beginning in the second quarter of 2005. In addition, upon the expiration of the corresponding foreign patents, Stratagene achieved an additional $125,000 reduction in royalty expense since March 2006. The Company believes that this decrease in royalty expense has been partially offset by decreases in the average unit selling price of products using the patented technology following the expiration of the patents.

Corporate Collaborations—Stratagene entered into a strategic partnership with Strand Life Sciences in December 2005 to develop a suite of next generation software solution products for sale. Under the terms of the agreement, Strand and Stratagene will collaborate on the design and development of innovative software products to address the increasingly complex demands of biological data analysis for life scientists. Stratagene will exclusively market and sell the jointly developed products. Under the agreements, Stratagene was required to make aggregate milestone payments of $0.9 million to Strand upon acceptance of certain deliverables. Research and development expense of $0.2 million and $0.6 million was recorded in the years ended December 31, 2006 and  2005 respectively. The additional $0.1 million will be expensed in 2007. Also, Stratagene is required to make $1.5 million in minimum annual payments to Strand in the first twelve months after the first commercial sale or 60 days after final acceptance of the product. The first minimum annual payment period began on April 1, 2006. The minimum annual payments will be offset by $0.5 million of the milestone payments in the first twelve months of the contract term. Stratagene has accrued and paid three fourths of the first-year minimum payments, less credits for milestone payments, due under agreements through December 31, 2006. Stratagene will also be required to make $1.7 million in minimum annual payments to Strand in the second twelve months of the contract term, which begins on April 1, 2007.

Stratagene entered into an agreement with the Diagnostics Division of Bayer HealthCare LLC, or Bayer, in December 2005, pursuant to which Bayer will purchase a customized version of Stratagene’s Mx3005P instrument system for use in a new platform Bayer is developing for performing molecular diagnostics tests worldwide. Under the terms of the agreement, Stratagene is developing customized software and system features for Bayer’s use. The agreement also calls for Stratagene to implement Quality System Regulations (“QSR”) and procedures under which Stratagene will manufacture the customized Mx3005P instrument system for Bayer. Stratagene receives milestone payments based upon completion of software-based customization and regulatory activities needed to meet Bayer’s clinical requirements.

EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements, such as the Bayer agreement, that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. The Company recognizes revenue for delivered elements in accordance with SAB No. 104 and our revenue recognition policy and only when it is determined that the earnings process is complete and all elements for recognition of contract revenue have been achieved.

The Bayer agreement includes milestone payments during the development phase of the contract. For instrumentation products where software is considered more than incidental to the product, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. During the development phase of this contract, the Company will perform engineering services and deliver development units to Bayer. Revenue is recognized when the Company’s revenue recognition criteria is met, which is generally upon the delivery and acceptance of the development units by Bayer. The Company records deferred revenue for amounts received in advance of acceptance as deferred revenue. Costs incurred under the Bayer agreement are classified as work-in-process under Prepaid Expenses and Other Current Assets, and will be recognized in the same manner as revenue.

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

Stratagene also entered into a Joint Development and License Agreement with Rosetta Inpharmatics LLC (“Rosetta”) in July 2006, whereby the Company and Rosetta will work together to develop an RNA extraction product. The product consists of a machine, a consumable cartridge, and a reagent pack that fits in the machine. The cartridge contains the sample to be processed and the machine moves fluids from the reagent pack through the card in order to purify RNA. The product will be used to get RNA profiles from clinical trial patients.  Rosetta will pay us for milestones achieved during the development period. In the case of a successful product, Rosetta will also pay the Company a royalty on our sales of finished products to Merck (Rosetta’s parent) and other third parties.

Legal—Stratagene is a party to litigation in the ordinary course of business. Due to the uncertainties inherent in litigation, no assurances can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to the company, Stratagene’s business, financial condition, results of operations, and cash flows could be materially harmed. Additionally, favorable outcomes or gain contingencies that may result from these matters, if any, are not recognized until they are realized. Information on the most significant of these matters follows.

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

In March 2001, Stratagene was sued by Invitrogen Corporation in the United States District Court for the Western District of Texas (Austin). The complaint alleged (1) that Stratagene willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) for lost profits and/or reasonable royalty damages of up to approximately $22.0 million. In November 2001, the district court granted Stratagene’s motion for summary judgment, finding that it did not infringe the ‘797 patent. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, on remand from the Federal Circuit Court, the district court determined on Invitrogen’s motion for partial summary judgment that Stratagene infringed the ‘797 patent based on its then existing manufacturing process and further held on partial summary judgment, that while the ‘797 patent was not invalid for indefiniteness, the ‘797 patent was invalid because of public use under 35 U.S.C. § 102(b). Invitrogen appealed the district court’s ruling of invalidity, and oral arguments were heard before the Federal Circuit Court of Appeals in May 2005. In October 2005, the Federal Circuit Court reversed the district court’s summary judgment of invalidity due to public use, affirmed the district court’s partial summary judgment of infringement, affirmed the district court’s denial of summary judgment of invalidity due to indefiniteness, and remanded the case for further proceedings. Invitrogen admitted that Stratagene’s current manufacturing processes do not infringe the ‘797 patent and that there is no claim for an injunction. The case went to trial on July 17, 2006 , and on July 25, 2006, the jury returned a verdict that the ‘797 patent was valid and that our infringement of the patent was willful. The jury denied Invitrogen’s request for lost profits damages in the amount of $32 million dollars but returned a verdict for a reasonable royalty of approximately $7.9 million, based on a 15% royalty rate. The court requested briefing from the parties regarding whether judgment can be entered on the jury’s verdict based on a 15% royalty rate.

On October 31, 2006, the district court awarded Invitrogen $16.2 million plus attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. The district court first adjusted a portion of the $7.9 million jury award and then trebled a portion of the award that was related to Stratagene’s sales of the allegedly infringing products made prior to November 2, 2001. Stratagene believes that the jury’s verdict and the damages awarded by the district court were not supported by the facts of the case or the law and as a result, Stratagene has appealed the decision. In appealing the jury’s verdict and the court’s subsequent post trial rulings, Stratagene will be challenging the finding of validity of the patent, the appropriateness of the damages determined by the jury, the trebling of a portion of the amount by the court and the award of attorney’s fees. Stratagene had previously modified its process for manufacturing competent E. coli cell products and, as a result, Invitrogen has agreed that our products sold in recent years and currently offered for sale will not be affected by the jury verdict. The jury found that Invitrogen was not entitled to lost profits because Stratagene has had a non-infringing manufacturing process for competent cells.

In November of 2006, Stratagene filed a supersedeas bond in the amount of $11.5 million in order to permit the Company to appeal the judgment of the district court without being subject to collection activities by Invitrogen. On January 10, 2007, the district court issued an order establishing the attorney’s fees and costs at $2.1 million and fixed the supersedeas bond amount at $12.2 million. In January 2007, Stratagene amended the bond to that approved amount for the term of the appeal. The bond is secured by $12.2 million of cash in an interest-bearing restricted account.  The $12.2 million amount for the supersedeas bond is comprised of the $7.5 million compensatory portion of the amended jury verdict, plus estimated attorneys fees and costs of $2.1 million, plus pre-judgment interest of $1.5 million and post-judgment interest of $1.1 million.

In considering whether to record a loss contingency and, if so, an amount, the Company considered the guidance provided by SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14 (As Amended), Reasonable Estimation of the Amount of a Loss, an Interpretation of FASB Statement No. 5. SFAS No. 5 requires an accrual to be made when a loss is probable and estimatable. The Company has now accrued an aggregate of $19.6 million in expense for the judgment awarded in this matter. The Company accrued $7.9 million for this matter in the second quarter of 2006 based on the jury verdict and accrued $12.5 million in the third quarter of 2006 based upon the court judgment and then the accrual was reduced by $0.8 million for the fourth quarter of 2006 based upon the adjustment to estimated legal fees by the court. The $19.6 million accrual includes total damages of $16.2 million, attorneys’ fees and costs of $2.1 million, and pre-judgment interest of $1.3 million. Although Stratagene has appealed the district court judgment to the Federal Circuit Court of Appeals, the Company has accrued $19.6 million, as it believes that it has met the conditions for accrual as stated in SFAS No. 5. Post-judgment interest at the rate of approximately 5.05% compounded annually will be applied to the compensatory portion of the damages and will be accrued against our earnings until the matter is resolved.

In November 2001, Stratagene filed a complaint in the United States District Court for the District of Maryland charging Invitrogen Corporation with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. Stratagene seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Given the nature of patent litigation, at the present time the Company is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. Pursuant to a stipulation of the parties, the case is presently administratively stayed and no trial date is currently set for this case. Stratagene has been advised by the United States Patent Office of its Notice of Intent to Issue Reexamination Certificate. The parties have agreed to a schedule to complete discovery and for trial to begin once the reexamination certificate issues.

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

Third Wave Technologies

In September 2004, Stratagene was sued by Third Wave Technologies, Inc. (“Third Wave”) in the United States District Court for the Western District of Wisconsin. The complaint alleged that Stratagene infringed United States patent nos. 6,348,314 and 6,090,543, and have induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale and/or selling assays employing cleavage of nucleic acids, including at least our FullVelocity products. Third Wave sought a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it did not infringe a valid or enforceable claim of either patent. Stratagene also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. Stratagene sought an award of its fees and costs incurred in defending itself in this action. A jury trial commenced on August 22, 2005. The jury returned a verdict that the patents-in-suit were valid and infringed by Stratagene. Additionally, the jury returned a verdict for monetary damages in the amount of $5.3 million and that Stratagene’s infringement was willful. Based on the jury’s verdict, the district court permanently enjoined Stratagene from making, advertising, promoting the use of, selling, offering to sell, using, permitting to be used, contributing to the use, sale or offering for sale of, or inducing the use, sale or offering for sale the FullVelocity QPCR and FullVelocity QRT-PCR products, or any other product used in a method that meets all of the limitations of any of the asserted claims. On December 19, 2005, the district court awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest. In January 2006, Stratagene posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals. As of December 2005,  Stratagene accrued $20.6 million in expense for the judgment awarded in this matter. This amount included total damages of $15.9 million, attorneys’ fees and costs of $4.2 million, and pre-judgment interest of $0.5 million. In March 2006, Third Wave was awarded an additional $0.1 million for other court costs, bringing the total award to $20.7 million. The district court’s award was appealed to the Federal Circuit Court of Appeals and the arguments were heard on December 7, 2006.

In January 2007, Stratagene reached an out-of-court settlement with Third Wave for the Wisconsin case for $10.75 million. Stratagene agreed to pay Third Wave $10.75 million in cash as full satisfaction for the judgment. The companies also have agreed to stay any further litigation for nine months. Stratagene and Third Wave have also agreed to a process to resolve that case or any other disputes through an agreement that enables either company to elect to arbitrate a patent dispute or to resolve it through a royalty-bearing license. As a result of the settlement, Stratagene adjusted its accrual from $20.7 million to $10.75 million at December 31, 2006. The settlement payment was made with funds from the $21.0 million appeal bond in February 2007.

In May 2005, Stratagene filed a complaint in the United States District Court for the District of Delaware charging Third Wave Technologies with willful infringement of and inducing others to infringe United States patent nos. 6,528,254 and 6,548,250 for making, using, selling and offering for sale certain of its Invader® Plus products. Stratagene was seeking a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. In connection with the settlement of the Third Wave vs. Stratagene matters in January 2007, Stratagene also dismissed without prejudice Stratagene’s lawsuit against Third Wave in the U.S. Court in Delaware.

Applera Corporation

In November 2004, Stratagene received notice of a patent infringement suit filed by Applera Corporation against the Company and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. In December 2004, Stratagene filed our answer to the complaint responding that it does not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. In April 2006, the court held a Markman hearing and issued its claim construction. Thereafter, the parties entered into an agreement to stay further discovery and motions practice pending the outcome of settlement negotiations between the parties. This agreement has now expired and discovery is again proceeding while the parties continue their negotiations. An estimate of the possible loss or range of loss cannot be made at this time and the Company is unable to determine whether the outcome of the litigation could have a material impact on its results of operations, financial condition, or cash flows in any future period.

In June 2005, Stratagene received notice that Applera had filed an infringement action against the Company in the Dusseldorf District Court in Germany relating to EP patent 0 872 562, the European counterpart of the ‘934 patent. By decision of the Opposition Division of the European Patent Office dated January 7, 2005, the ‘562 patent was revoked. Based upon that revocation, Stratagene moved to stay the district court proceedings in July 2005. That motion was granted. On July 7, 2006, an appellate panel of the European Patent Office reversed the revocation decision of the Opposition Division and remanded the case back to the Opposition Division for further consideration of additional invalidity grounds. Applera moved to lift the stay in the Dusseldorf District Court. The court granted the motion and the proceedings have resumed. On November 10, 2006, Stratagene filed its response to the complaint. The Dusseldorf District Court is currently scheduled to conduct a trial of this action in May 2007. The outcome of the trial is uncertain but if the Court were to find that we infringe the patent, the Court could enjoin us from further sales of our instruments in Germany. An estimate of the possible loss or range of loss cannot be made at this time and the Company is unable to determine whether the outcome of the litigation could have a material impact on its results of operations, financial condition, or cash flows in any future period.

Ariadne Genomics

In March 2005, Stratagene filed a demand for arbitration with the American Arbitration Association (“AAA”) against Ariadne Genomics, Inc. (“Ariadne”) for declaratory relief and damages relating to the Exclusive Marketing and Distribution Agreement (the “Agreement”) executed in December 2002 between the parties. Ariadne filed counterclaims in the AAA, which Stratagene denied. The parties have now reached an amicable settlement of this matter. In October 2005, Stratagene and Ariadne executed a Binding Settlement Agreement Term Sheet (the “Term Sheet”) to resolve all of the disputes, and the parties are in the process of completing a comprehensive Settlement Agreement. In brief, the settlement memorialized in the Term Sheet provides that Stratagene’s exclusive right to market, sell and distribute the software products covered by the Agreement between the parties has been confirmed, and that the term of that Agreement has been extended through December 31, 2005. In addition, Ariadne agreed to pay Stratagene a sum of $300,000 by December 31, 2005, which was paid. All proceedings between the parties will be dismissed with prejudice, and all disputes in the United States Patent & Trademark Office will be dismissed by agreement. After executing the Term Sheet, Stratagene and Ariadne entered into negotiations for a comprehensive settlement agreement, but have been unable to resolve certain remaining issues. Pursuant to the Term Sheet, any remaining disputes regarding the settlement or the parties’ claims against each other are to be submitted to binding arbitration before a single neutral arbitrator in San Diego County. That arbitration occurred on February 27, 2006. The arbitration decision was rendered on March 20, 2006, which affirmed and interpreted the parties’ Term Sheet and required certain actions on the part of both parties, none of which involved the payment of any amounts to the other party. Ariadne then filed a request that the arbitration award be revised or amended. The arbitrator declined to do so in a ruling on April 19, 2006, declaring that the previous arbitration award was final and would not be changed.

Bio-Rad Laboratories, Inc.

On November 20, 2006, Stratagene filed a complaint in the United States District Court for the Southern District of California for patent infringement against Bio-Rad Laboratories, Inc., MJ GeneWorks, and MJ Research, Inc. (both subsidiaries of Bio-Rad) for willful infringement of United States Patent Nos. 6,054,263, 5,779,981, 5,288,647, and 5,395,591, which are owned by Stratagene. Stratagene seeks monetary damages (compensatory and enhanced), attorneys’ fees and costs and an injunction. Stratagene is presently exploring settlement with Bio-Rad and has agreed not to formally serve the complaint pending these discussions.

Other Legal Matters

Pursuant to the terms of a 2002 litigation settlement, Stratagene was entitled to receive 35,290 shares of a European company. The Company received 11,763 shares in August 2004, 11,764 shares in September 2004 and the final 11,763 shares in March 2005. These shares were sold and converted into cash upon receipt, resulting in a gain in other income of approximately $530,000 during the quarter ended March 31, 2005 and $664,000 during the quarter ended September 30, 2004.

In October, 2005 Stratagene realized pre-tax income of approximately $34.1 million from a settlement with Cambridge Antibody Technology related to certain patent rights. This $34.1 million was offset by a $10.7 million royalty obligation related to this settlement due to a third party. The amount due related to the third party has not been settled and remains accrued as of December 31, 2006.

During 2005, Stratagene paid $2.9 million in legal fees to an outside law firm that represented the Company in a litigation matter that was tried before a jury. Subsequent to year end, Stratagene ended our attorney/client relationship with this firm. Subsequent to year end, Stratagene indicated that it may pursue claims for damages against the outside law firm and the outside law firm indicated that it may adjust billing credits previously applied to payments made through the third quarter of 2005 in the amount of $1.1 million. Stratagene believes that it has fairly stated its legal expenses in 2005 and 2006 after considering these unresolved issues. As of December 31, 2006, accrued but unpaid legal fees amounted to $1.0 million.

401(k) Savings Plan—The Company has a qualified 401(k) Employee Savings Plan (the “Savings Plan”) available to substantially all full-time employees over the age of 21.

The Company matches 25% of the contributions of employees with one to three years of service up to a maximum of $1,000, 25% of the contributions of employees with three to six years of service up to a maximum of $1,750, and 30% of the contributions of employees with six or more years of service up to a maximum of $2,500. The contributions vest immediately. For employees of Hycor, the Company matches 50% of the first 2% of salary contributed. The Company then makes a secondary matching contribution of 100% of the next 1% of salary contributed to the Savings Plan. The secondary match is funded in the first quarter following the plan year end. The Company matching expense for the years ended December 31, 2006, 2005 and 2004 was $419,458, $308,013, and $242,669, respectively.

Employment Agreements—Stratagene has entered into employment agreements with certain of its officers with salary ranges from $260,000 to $500,0000. Such agreements are typically short in duration but are subject to successive automatic one year renewals unless one party gives proper notice of its intention not to renew the employment agreement. These agreements generally provide for severance benefits if the Company terminates the officer other than for cause, as defined in the employment agreements.

Other Purchase Commitments—In the normal course of operations, the Company enters into purchase commitments with vendors and suppliers of key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods of less than one year and are settled by cash payments upon delivery of goods and services. At December 31, 2006, aggregate purchase commitments related to various key raw materials and other goods and services was approximately $3.1 million.

Manufacturing move to Texas—In June 2004, the Company made the decision to move the remaining manufacturing operations it conducts in San Diego, California to its primary manufacturing facility near Austin, Texas. As a result of the move, the Company incurred relocation and severance costs for employees affected by the transition. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company estimated the employee severance costs associated with the move and charged those costs to expense ratably over the future service period. Approximately $29,000 and $73,000 of the expense was recorded in 2005 and 2004, respectively. The entire obligation was paid by the Company by the end of the second quarter of 2005.

Europe Consolidation—In February 2007, the Company decided to move operations it conducts in Kassel, Germany to its facility in Amsterdam, the Netherlands. As a result of this move, the Company will incur relocation and severance costs for employees affected by the transition. In accordance with SFAS No. 146, the Company has estimated the severance costs associated with the move and will charge those costs ratably over the future service period. Total estimated expenses for this move are approximately $400,000. This amount is expected to be recognized during 2007 and 2008.

12.          Segment Information

The Company operates in two business segments: research supplies and clinical diagnostics. The segment information provided for the years ended December 31, 2006, 2005 and 2004 includes only seven months of clinical diagnostics segment information in 2004, due to the establishment of separate reporting segments by the Company in connection with the Hycor merger on June 2, 2004.

	Twelve Months Ended December 31, 2006
	Research Supplies	Clinical Diagnostics	Total
Total revenue	$70,958,208	$24,598,802	$95,557,010
Income (loss) before income taxes(1)	$(7,967,579)	$7,280,590	$(686,989)

	Twelve Months Ended December 31, 2005
	Research Supplies	Clinical Diagnostics	Total
Total revenue	$106,986,369	$23,298,936	$130,285,305
Income before income taxes(1)	$5,414,643	$6,271,127	$11,685,770

	Twelve Months Ended December 31, 2004
	Research Supplies	Clinical Diagnostics	Total
Total revenue	$71,460,980	$13,351,623	$84,812,603
Income before income taxes(1)(2)	$7,188,899	$3,509,532	$10,698,431

(1)          Income before income taxes related to the Research Supplies segment includes litigation charges recorded in 2006 and 2005 and impairment charges on long-lived assets.

(2)          In 2004, income before income before income taxes related to the Research Supplies segment also include the equity in income (loss) of joint venture.

At December 31, 2006 and 2005, total assets for each business segment were as follows:

	2006			2005
	Research Supplies	Clinical Diagnostics	Total	Research Supplies	Clinical Diagnostics	Total
Total assets(1)	$88,149,644	$41,426,557	$129,576,201	$82,611,880	$42,069,887	$124,681,767

(1)          Goodwill of $27,234,214 is associated with the Clinical Diagnostics segment.

Information about the Company’s revenue by market category and operations by geographic location for the years ended December 31, 2006, 2005 and 2004 is shown below:

Market Category Information:	2006	%	2005	%	2004	%
Total revenue by market categories:
Genetic analysis	$26,919,266	28.2%	$29,757,332	22.9%	$32,281,949	38.1%
QPCR systems	21,929,371	22.9%	20,899,677	16.0%	17,272,091	20.4%
Protein analysis and cell biology	16,004,345	16.7%	16,863,936	12.9%	17,006,666	20.0%
Allergy	11,327,993	11.9%	10,318,800	7.9%	5,811,118	6.8%
Urinalysis	10,888,197	11.4%	10,932,718	8.4%	6,265,786	7.4%
Autoimmune	2,018,654	2.1%	1,630,050	1.3%	985,103	1.2%
Other(a)	6,469,184	6.8%	39,882,792	30.6%	5,189,890	6.1%
	$95,557,010	100.0%	$130,285,305	100.0%	$84,812,603	100.0%

Geographic Information:	2006	%	2005	%	2004	%
Total revenue by geographic region(b):
U.S.(a).	$63,973,820	66.9%	$101,174,782	77.7%	$61,335,195	72.3%
Netherlands	19,640,762	20.5%	17,837,175	13.7%	19,048,552	22.5%
Japan	5,219,535	5.5%	5,589,276	4.3%	1,187,017	1.4%
Germany	4,653,270	4.9%	3,835,508	2.9%	2,112,852	2.5%
Scotland	2,069,623	2.2%	1,848,564	1.4%	1,128,987	1.3%
	$95,557,010	100%	$130,285,305	100%	$84,812,603	100%

(a)           2005 includes approximately $34.1 million of royalties related to a settlement with Cambridge Antibody Technology.

(b)          Total revenue by geographic region is presented based on the shipping point of the product.

Long-lived assets by geographic region at December 31, 2006 and 2005 are as follows:

	2006	2005
U.S.	$44,353,336	$44,785,322
Netherlands	294,187	193,859
Japan	118,383	142,112
Germany	211,696	236,287
Scotland	208,828	184,163
	$45,186,430	$45,541,743

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

14.   Selected Quarterly Data (unaudited)

Quarterly financial data for the year ended December 31, 2006 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$24,255,494	$23,403,551	$23,199,916	$24,698,049
Gross profit	15,792,074	15,117,175	14,617,438	15,200,783
Net income (loss)	1,103,029	(3,745,111)	(6,305,813)	9,006,906
Basic net income (loss) per share	$0.05	$(0.17)	$(0.28)	$0.40
Diluted net income (loss) per share	$0.05	$(0.17)	$(0.28)	$0.40

Quarterly financial data for the year ended December 31, 2005 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$24,600,040	$24,891,395	$23,695,883	$57,097,987
Gross profit	16,134,012	16,198,154	15,248,943	37,546,271
Net income	2,935,292	2,137,444	688,428	2,026,606
Basic net income per share	$0.13	$0.10	$0.03	$0.09
Diluted net income per share	$0.13	$0.10	$0.03	$0.09

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of the fiscal year ended December 31, 2006, and which is incorporated in this report by reference.

Item 11.   Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference; provided, however, that the Compensation Committee Report on Executive Compensation (1) shall not be deemed incorporated by reference in this Annual Report on Form 10-K and (2) shall not otherwise be deemed “filed” as part of this Annual Report on Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

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

10.1(3) #	The Year 2000 Stock Option Plan of the registrant, as amended and restated
10.2(3) #	The 2004 Independent Directors Option Plan of the registrant
10.3(3) #	Employee Stock Purchase Plan of the registrant
10.4(3) #	Hycor Biomedical Inc. 2001 Stock Option Plan
10.5(3) #	Hycor Biomedical Inc. 1992 Incentive Stock Plan
10.6(2) #	Amended and Restated Employment Agreement dated as of June 2, 2004 by and between the registrant and Dr. Joseph A. Sorge
10.7(1)	Loan Agreement dated as of April 1, 1997 by and between Bastrop County Industrial Development Corporation and BioCrest Manufacturing, L.P., a wholly owned subsidiary of the registrant

10.11(1)†

Thermal Cycler Supplier Authorization Agreement dated as of January 1, 1995 by and between The Perkin-Elmer Corporation and Stratagene California (formerly known as Stratagene), a wholly owned subsidiary of the registrant

10.12(1)†

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

10.17(6)

Amendment No. 3 to Credit Agreement dated as of February 24, 2005 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.

10.18 (7)	Amendment No. 4 to Credit Agreement dated as of January 24, 2006 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.
10.19 (8)#	Form of Employment Agreement dated March 10, 2006, with Steve R. Martin, David W. Weber and John R. Pouk.
10.20(8)	Employment Separation Agreement and Mutual General Release of all Claims, dated October 6, 2006, between Stratagene Corporation and Ms. Ronni L. Sherman
10.21(9)	Consulting Agreement effective October 13, 2006, between Stratagene Corporation and Mr. Ronni L. Sherman.
10.22(10)	Stratagene Corporation 2006 Equity Incentive Award Plan
21.1	List of subsidiaries of the registrant
23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

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

       (7) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.

       (8) Incorporated by reference to the Current Report on Form 8-K filed on March 15, 2006

       (9) Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(10) Incorporated by reference to the Registration Statement on Form S-8 (No. 333-135720) filed on July 12, 2006.

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

(c)          Financial Statement Schedules.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description	Page
II	Valuation and Qualifying Accounts	95

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2007	STRATAGENE CORPORATION
	By:	/s/ JOSEPH A. SORGE
Joseph A. Sorge, M.D.
Chairman of the Board, Chief Executive Officer and President
	By:	/s/ STEVE R. MARTIN
Steve R. Martin
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH A. SORGE	Chairman of the Board, Chief Executive Officer and	March 13, 2007
Joseph A, Sorge, M.D.	President (Principal Executive Officer)
/s/ STEVE R. MARTIN	Vice President and Chief Financial Officer	March 13, 2007
Steve R. Martin	(Principal Financial Officer and Principal Accounting Officer)
/s/ CARLTON J. EIBL	Director	March 13, 2007
Carlton J. Eibl
/s/ ROBERT C. MANION	Director	March 13, 2007
Robert C. Manion
/s/ PETER ELLMAN	Director	March 13, 2007
Peter Ellman
/s/ JOHN C. REED	Director	March 13, 2007
John C. Reed

Schedule II

STRATAGENE CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
2004	990,849	(220,734)	3,343	766,772
2005	766,772	53,357	239,947	580,182
2006	580,182	(10,656)	94,882	474,644
Allowance for excess, obsolete and short-dated inventories
2004	1,814,287	1,730,830	216,117	3,329,000
2005	3,329,000	1,708,848	962,524	4,075,324
2006	4,075,324	1,363,321	1,303,173	4,135,472