Form 10-K/A
period 2006-12-31
STRATAGENE  CORP
filed 2007-04-27
CIK 1108674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

☐

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

The number of outstanding shares of the registrant’s common stock as of April 19, 2007 was 22,491,160.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 13, 2007 (the “Original Report”). This amendment replaces the information previously incorporated by reference in Part III of the Original Report with the actual text for Part III of the Form 10-K and updates Part IV (Item 15. Exhibits) of the Original Report.

Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers, and their ages and positions, as of March 31, 2007, are set forth below:

Name	Age	Positions
Joseph A. Sorge, M.D	53	Chairman of the Board and Chief
		Executive Officer

Robert C. Manion	65	Director

Carl J. Eibl	46	Director

John C. Reed, M.D., Ph.D.	48	Director

Peter Ellman	51	Director

Nelson F. Thune	61	General Manager for Hycor and Senior Vice
		President of Operations for Stratagene and Hycor

John R. Pouk	52	Senior Vice President, Global Sales and
		International Operations

Steve R. Martin	46	Vice President and Chief Financial
		Officer

Following is a summary of the background and business experience of our directors and executive officers as of March 31, 2007:

Joseph A. Sorge, M.D., age 53, is a founder of Stratagene and has served as chairman of its board of directors and as its chief executive officer since 1986. Dr. Sorge earned B.S. degrees in biology and chemistry from the Massachusetts Institute of Technology in 1975 and earned his M.D. degree from Harvard Medical School in 1979. Dr. Sorge served as a resident surgeon at Brown University from 1979 to 1980. In addition to his medical experience, Dr. Sorge trained as a post-doctoral fellow at Cold Spring Harbor Laboratories from 1980 to 1983 and served as an assistant member of the Department of Basic and Clinical Research for Scripps Clinic and Research Foundation from January 1983 to September 1986. Dr. Sorge is currently an adjunct member of Scripps Clinic and Research Foundation.

Robert C. Manion, age 65, has served as a director since June 2004.  Since July 2004, Mr. Manion has served as the owner and president of Circle Tractor.  From 1998 until June 2004, Mr. Manion was retired and was not actively engaged in any business activity.  From 1997 until 1998, Mr. Manion served as a consultant to Andersen Consulting, formerly a business unit of Arthur Anderson and now known as Accenture. From 1966 until 1997, Mr. Manion held various positions at Andersen Consulting and served as a partner from 1970 until 1997 when he retired. His position at the time of his retirement was Chief Financial Officer, Global Enterprise Group.

Carlton J. Eibl, age 46, has served as a director since February 1999. Since May 2003, Mr. Eibl has served as a managing director of Enterprise Partners Venture Capital. From December 1999 until April 2003, Mr. Eibl served as president and chief executive officer of Maxwell Technologies, Inc., a publicly-held power and computing technology company. From February 1999 until November 1999, Mr. Eibl served as Stratagene’s president and chief operating officer. Before joining Stratagene, Mr. Eibl held various executive positions with Mycogen Corporation, including serving as Mycogen’s chief executive officer from June 1997 until February 1999 and its president and chief operating officer from June 1995 until June 1997. Mr. Eibl holds a B.A. degree from Cornell University and a J.D. degree from Boston University School of Law. Mr. Eibl also serves on the board of directors of Maxwell Technologies, Inc., the board of trustees of The Burnham Institute and the board of directors of numerous other private companies.

John C. Reed, M.D., Ph.D., age 48, has served as a director since June 2004. Dr. Reed has been the president and chief executive officer of The Burnham Institute, an independent, nonprofit, public benefit organization dedicated to basic biomedical research, since January 2002. Dr. Reed has been with The Burnham Institute for the past 13 years, serving as a program director in 1992, as the deputy director of the Cancer Center beginning in 1994, as scientific director beginning in 1995, and as Cancer Center director in 2002. He also currently serves as adjunct professor in the University of California, San Diego’s (UCSD) Department of Molecular Pathology and in San Diego State University’s Biology department. In addition, Dr. Reed is an associate member of UCSD’s Cancer Center. Prior to these positions, from 1989 to 1992, Dr. Reed worked as assistant director of the Laboratory of Molecular Diagnosis at the hospital of the University of Pennsylvania and assistant professor, Department of Pathology and Laboratory Medicine at the University of Pennsylvania School of Medicine. Dr. Reed also serves on the board of directors of Isis Pharmaceuticals, Inc., a publicly held drug discovery and development company and Pharmion, a publicly held pharmaceutical company. Dr. Reed has authored or coauthored over 700 medical research articles and was recognized by the Institute for Scientific Information as one of ten most highly cited scientists in the world for the decade 1995 through 2005 and the most highly cited scientist worldwide in the field of general medicine.

Peter Ellman, age 51, has served as a director since February 2006.  Mr. Ellman has more than 25 years of leadership experience working with high-growth companies including several years working in the consumer healthcare industry.  In 2005, Mr. Ellman founded The Raisin Group, a management consulting group that primarily works with high-growth companies, advising them on strategies to maximize and profitably grow their operations.   Prior to The Raisin Group, Mr. Ellman was CEO of Nextec Applications, Inc., a technology company engaged in the research and manufacture of advanced materials. Mr. Ellman served as CEO from 1995 until 2004 and during his tenure he helped the company raise $70 million in venture capital, assembled a strong management team, established worldwide production facilities and brought the Company’s technology to commercialization in three key end markets. Mr. Ellman holds a B.S. degree in biology and chemistry from The State University of New York at Albany.

Nelson F. Thune, age 61, currently serves as Stratagene’s general manager for Hycor and senior vice president of operations for Stratagene and Hycor, and is responsible for all of Stratagene’s manufacturing sites and the operations of Hycor’s three operating subsidiaries.  From the date of the merger in June of 2004 to December 2005, Mr. Thune served as Stratagene’s senior vice president of operations.  From 1985 to June of 2004, he served as Hycor’s senior vice president of operations and planning. Prior to joining Hycor in 1985, Mr. Thune served as vice president of operations with Hyland Therapeutics, a division of Baxter International, and had previously held operations management responsibilities at several manufacturing locations for Procter and Gamble. Mr. Thune holds a Bachelor of Science degree in Chemical Engineering from W.P.I., Worcester, Massachusetts.

John R. Pouk, age 52, currently serves as Stratagene’s senior vice president, global sales and international operations, a position he has held since September 2003. Previously, Mr. Pouk served as Stratagene’s vice president of sales from October 1999 to September 2003, director of worldwide sales from December 1997 until October 1999 and director of North American sales from July 1996 until December 1997. From September 1979 until joining Stratagene, Mr. Pouk served in various capacities within the life sciences and medical divisions of Fisher Scientific Company, including serving as the vice president and general manager of the western region from October 1989 until July 1996. Mr. Pouk holds a B.A. degree in biology and a graduate degree in medical technology from Augustana College.

Steve R. Martin, age 46, currently serves as Stratagene’s vice president and chief financial officer. Before assuming this position in July 2005, he served as Stratagene’s director of finance since May 2004. Prior to joining Stratagene, Mr. Martin was the Controller at Gen-Probe, a publicly traded life sciences company.  Prior to Gen-Probe, Mr. Martin held various senior finance positions at two other international manufacturing companies and was a senior audit manager at the public accounting firm of Deloitte & Touche (“Deloitte”).  Mr. Martin received a Bachelor of Science degree in Accounting from San Diego State University. He is a member of the American Institute of Certified Public Accountants, Financial Executives Institute and Association of  Bioscience Financial Officers.

Board Meetings and Committees

The Board of Directors held a total of 5 meetings during the year ended December 31, 2006.  All directors attended at least 75% of the aggregate number of meetings of the Board and of the committees of the Board on which they served. The Company does not have a policy regarding attendance by directors at the Annual Meeting of Stockholders.  All five directors attended the 2006 Annual Meeting of Stockholders.  The Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating Committee.

The Compensation Committee of the Board consists of Messrs. Eibl (Chair), Reed and Manion.  The Compensation Committee is governed by a written charter approved by the Board of Directors. The Compensation Committee acts for the Board in reviewing and making recommendations to the Board regarding the executive compensation program with respect to salary, bonuses, benefits and other compensation matters. The Compensation Committee also administers Stratagene’s stock option plans.  The Compensation Committee held 5 meetings during the year ended December 31, 2006.

The Audit Committee of the Board consists of Messrs. Manion (Chair), Eibl and Ellman. On March 22, 2006 the Board of Directors unanimously approved the appointment of Peter Ellman to the Audit Committee. Mr. Ellman replaced Dr. Reed on the Audit Committee following Mr. Ellman’s joining the Board of Directors on February 28, 2006. Mr. Eibl and Mr. Manion have served on this committee since June 2004 following the merger with Hycor. The Audit Committee is governed by a written charter approved by the Board of Directors.  The Audit Committee is responsible for oversight of Stratagene’s accounting practices, appointing and oversight of the Company’s independent registered public accounting firm, monitoring the adequacy of internal accounting practices and reviewing significant changes in accounting policies.  The Company’s Board of Directors has determined that each of Messrs. Manion, Eibl, Reed and Ellman is an “independent” director as defined by the rules and regulations of the Nasdaq Stock Market.  The Company’s Board of Directors has also determined that Mr. Manion meets the requirements of an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission. The Audit Committee held 5 meetings during the year ended December 31, 2006.

The Board of Directors established a Nominating Committee in June 2004 in connection with the Company’s merger with Hycor. As a “controlled company” as defined by the rules and regulations of the Nasdaq Stock Market, the Company is not required to have a nominating committee comprised solely of independent directors.  The Company is a “controlled company” because Dr. Sorge beneficially owns more than 50% of the voting power of the Company’s outstanding stock.  The Nominating Committee of the Board consists of all of the current members of the Board. Each member of the Nominating Committee, other than Dr. Sorge, is an independent director as defined by the rules and regulations of the Nasdaq Stock Market.  The Nominating Committee is governed by a written charter approved by the Board of Directors.  The charter is available on Stratagene’s website under Corporate Governance on the Investor Relations page at www.stratagene.com.  The Nominating Committee identifies qualified individuals for nomination to the Board of Directors, both at annual meetings of stockholders and to fill vacancies on the Board of Directors.  The Nominating Committee had 1 meeting during the year ended December 31, 2006 to appoint Mr. Ellman to the Board of Directors.

The Board of Directors has adopted a process for identifying and evaluating director nominees, including stockholder nominees.  The Nominating Committee considers all qualified candidates identified by members of the

Nominating Committee, senior management and stockholders.  The Nominating Committee has not made any material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

The Nominating Committee reviews each candidate’s biographical information and assesses each candidate based on a variety of factors, including the following criteria set forth in the Nominating Committee Charter:

•                  the candidate’s personal and professional integrity, ethics and values;

•                  the candidate’s experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•                  the candidate’s experience in the Company’s industry; and

•                  the candidate’s experience as a board member of another publicly held company.

Application of these factors involves an exercise of judgment and cannot be measured in any purely qualitative way.  The Nominating Committee will make recommendations regarding the proposed director candidates to the Board based on an assessment of each candidate, including the criteria identified above.  The Nominating Committee uses the same process and criteria for evaluating candidates proposed by members of the Nominating Committee, senior management and stockholders.

Mr. David Tholen resigned from the Board of Directors effective February 23, 2006.  On February 28, 2006 Mr. Ellman was nominated and approved by the Board of Directors to replace Mr. Tholen.

Corporate Governance

The Company has established a Code of Ethics that is applicable to all of the Company’s employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s Code of Ethics is available on the Company’s website, and can be found under the Investors and Corporate Governance links.  The Company’s website address is www.stratagene.com.  The Company may post amendments to or waivers of the provisions of the Code of Ethics, if any, on its website.  Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Stratagene’s directors and executive officers, and persons who own more than ten percent of a registered class of Stratagene’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Stratagene.  Officers, directors and greater-than-ten-percent-stockholders are required by SEC regulation to furnish Stratagene with copies of all Section 16(a) forms they file.

To Stratagene’s knowledge, based solely on review of the copies of such reports furnished to Stratagene and written representations that no other reports were required during the fiscal year ended December 31, 2006, each of Stratagene’s officers, directors, and greater-than-ten-percent-beneficial owners complied with all Section 16(a) filing requirements, except for one Form 4 that was filed late on March 3, 2006 on behalf of Peter Ellman, a member of the Company’s Board of Directors, which related to options to purchase 20,000 shares of the Company’s common stock that were granted at the fair market value of $10.55 per share on the grant date.  The Form 4 was filed late because management was waiting for Compensation Committee approval of the related option grant.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

For all named executive officers total compensation is intended to be performance-based.  The compensation committee of our board of directors (the “Compensation Committee”) believes that compensation paid to executive officers should be aligned with the performance of the company on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist us in attracting and retaining key executives critical to our long-term success.

In establishing compensation for our executive officers, the following are the Compensation Committee’s objectives:

•                  Attract and retain individuals of superior ability and managerial talent;

•                  Ensure senior officer compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders;

•                  Increase the incentive to achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals in these areas; and

•                  Enhance the officers’ incentive to increase our stock price and maximize stockholder value, as well as promote retention of key people, by providing a portion of total compensation opportunities for senior management in the form of direct ownership in the company through stock options.

Our overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with our success and their contribution to that success.  We believe compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to our financial performance and other factors that directly and indirectly influence stockholder value.  Accordingly, we set goals designed to link each executive officer’s compensation to our performance and their own performance within the company.  Consistent with our performance-based philosophy, we provide a base salary to our executive officers and include an incentive-based cash component directly linked to the achievement of pre-established financial performance goals.

Determination of Compensation Awards

The Compensation Committee is provided with primary authority to determine and recommend the compensation awards available to our executive officers.  The performance of our senior executive management team is reviewed annually by the Compensation Committee.  In 2006, our Compensation Committee reviewed each executive officer’s salary, bonus and equity compensation package and compared them to comparable market data by position and within similarly sized companies and to companies in the biotechnology and life sciences industry segment. Applicable data was derived from review of publicly available information of this peer group, which consisted of approximately 17 similarly situated companies, as well as data of comparable companies obtained from a survey by Radford Surveys and Consulting. The foregoing data was evaluated along with the past performance of the company, both as compared to pre-established financial performance measures and relative to certain of our major competitors, as well as each executive’s recent individual performance, in order to determine the appropriate total compensation for each executive officer for fiscal 2006.

Base Compensation

Base compensation levels are established to compensate executive officers for the functions they perform.  As part of the Compensation Committee’s review of 2006 executive compensation levels noted above, we generally targeted between the 50th and 75th percentile of total base compensation of peer group executives holding comparable positions.  Base salary levels are reviewed annually and may be increased by the Compensation Committee in accordance with certain criteria determined to be relevant by the Compensation Committee, which include (i) individual performance, (ii) the functions performed by the executive officer, (iii) competitive base pay levels for officers at similar companies performing similar functions and (iv) our overall performance during the year. The weight given such factors by the Compensation Committee may vary from individual to individual.  No formulaic base salary increases are provided to named executive officers. Salary increases awarded in 2006 to executive officers ranged from 3.5% to 5.8% of each executive officer’s prior year base salary. In certain cases, the  Compensation Committee has made salary adjustments in consideration of competitive market rates or for executive officers who took on additional duties during the year.

Performance-Based Cash Compensation

In addition to base salary, we award performance-based cash compensation under our Annual Executive Incentive Plan to reward executive officers based on the company’s performance and the individual executive’s contribution to that performance.  This allows executive officers to receive pre-established target bonus compensation in the event certain specified corporate performance measures are achieved and, in some circumstances, above target cash bonus compensation if such financial performance measures are significantly surpassed or if our Compensation Committee determines such executive officer’s individual performance so warrants.  Awards in any single year under our Annual Executive Incentive Plan for any executive officer cannot exceed 150% of the pre-established target award for that executive officer.

In February of 2006, our Compensation Committee, based on its review of market data as describe above, set a range for performance-based incentive cash bonus compensation of between 0% and 30% of base salary for each of our named executive officers and a target cash bonus of 20% of base salary.  The Compensation Committee also established specific threshold performance levels of total revenues and operating income for fiscal 2006, each of which was weighted equally in evaluating cash bonus incentive compensation.  Our Compensation Committee did not award any cash incentive compensation for fiscal 2006 to our named executive officers due to our failure to obtain pre-established revenue and net operating income performance objectives for the full fiscal year ended December 31, 2006, primarily as a result of a faster decline in legacy product sales than expected.  In contrast, we awarded performance-based bonuses of 30% of earned base salary to all executive officers for fiscal 2005 in recognition of our ability to exceed the highest targeted levels of revenue and operating income during that fiscal year.

The Company has not yet set a performance-based incentive cash bonus plan for 2007.

Long-Term Incentive Program

Our long-term incentive program consists of awards under our 2006 Equity Incentive Award Plan (the “2006 Plan”), which was approved by our stockholders on June 1, 2006 at our 2006 Annual Meeting of Stockholders.  The Compensation Committee administers the 2006 Plan.  Under this plan, employees, consultants and directors may receive grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and dividend equivalents in any combination, separately or in tandem.  The objective of these awards is to advance our and our stockholders’ longer-term interests and to complement incentives tied to annual performance.  These awards will only produce value for the recipient as the price of our stock appreciates, thereby directly linking the interests of the executives with stockholders.  We believe that the design of the 2006 Plan helps us to reduce officer and employee turnover and to retain the knowledge and skills of our employees.  Please see “2006 Equity Incentive Plan” below for additional information regarding the 2006 Plan.

While the 2006 Plan provides for an array of equity-based awards, we have historically only granted stock options under our equity incentive plans.  The number of stock options granted in any fiscal year to our named executive officers is based on the executive’s performance and potential for important contributions to the company’s success.  We generally award each of our named executive officers stock options on the date of our Annual Meeting of Stockholders in order to reward both our short-term and long-term performance.  Except for grants to the Chief Executive Officer, we generally target an award of 50,000 non-qualified stock options to purchase common stock at the fair market value of such common stock on the date of grant for each of our named executive officers, in order to achieve the objectives noted above. This quantity of 50,000 has generally been granted every other year. On occasion, we also may make grants of equity incentive awards at the discretion of the Compensation Committee in connection with the hiring of new executive officers or under certain other circumstances, as determined by the Compensation Committee.  Notwithstanding the foregoing, we will not make grants of equity-based compensation when employee-stockholders are otherwise prohibited from trading in our securities in accordance with our Code of Conduct and Ethics and insider trading policies, otherwise known as a “blackout period.”  Consistent with this policy, we do not make equity-based grants while in possession of material non-public information.

Consistent with the practices described above,  on June 1, 2006, the date of our 2006 Annual Meeting of Stockholders, the Compensation Committee granted options to purchase 50,000 shares of common stock with an exercise price of $6.60 per share, the closing sales price of our common stock on May 31, 2006 to our Senior Vice President of Operations and General Manager of Hycor and our Senior Vice President of Sales and Global Operations and options to purchase 60,000 shares of common stock with an exercise price of $6.60 per share to our Vice President and Chief Financial Officer.  The stock options vest over a four-year period and expire ten years from the date of grant.  Our Chief Executive officer was not granted options on the date of our 2006 Annual Meeting of Stockholders due to prior awards granted to him pursuant to the terms of his employment agreement, which are described in greater detail below under the heading “Employment Agreements.”

401(k) Savings Plans

We have established a qualified 401(k) Employee Savings Plan available to substantially all of our full-time employees over the age of 21.  For employees of the research products business, we match 25% of the contributions of employees with one to three years of service up to a maximum of $1,000, 25% of the contributions of employees with three to six years of service up to a maximum of $1,750, and 30% of the contributions of employees with six or more years of service up to a maximum of $2,500, all of which vest immediately. Our Chief Executive Officer, Chief Financial Officer and Senior Vice President, Global Sales and International Operations participate in this plan. For employees of the clinical diagnostics products business, primarily Hycor Biomedical Inc. (“Hycor”), we match 50% of the first 2% of salary contributed.  We then make a secondary matching contribution of 1% if the employee is employed at year end.  The secondary match is funded in the first quarter following the plan year end.

Employment Agreements

We have entered into an employment agreement with each of our named executive officers.

Joseph A. Sorge, M.D. — Dr. Sorge and Stratagene entered into an amended and restated employment agreement on June 2, 2004 in connection with the closing of the merger with Hycor pursuant to which Dr. Sorge is employed as Stratagene’s chief executive officer and as chairman of its board of directors. The amended employment agreement has a three year term, but is subject to successive automatic one year renewals unless one party gives proper notice of its intention not to renew the amended employment agreement. Pursuant to the amended employment agreement, Dr. Sorge reduced his annual base salary from $1,100,000 to $450,000 beginning June 2, 2004, the date of the merger. Dr. Sorge also is eligible to receive salary increases and a bonus at the discretion of Stratagene’s board of directors and is entitled to receive other benefits Stratagene makes generally available to its other executive officers under its employee benefit plans.

Under the terms of the amended employment agreement, Dr. Sorge was granted an option to purchase 738,960 shares of Stratagene common stock at $9.34 per share (equal to the closing price of Stratagene’s common stock on the Nasdaq National Market on the effective date of the merger, June 2, 2004). The vesting of the shares underlying these options was accelerated on March 31, 2005, and as a result, such options are fully vested and exercisable.  For additional information, see “Compensation Committee Report on Executive Compensation — Long-Term Incentive Program.”

Please see “Proposed Acquisition by Agilent Technologies, Inc.” below regarding additional agreements we have with Dr. Sorge.

Nelson P. Thune  — Hycor entered into an employment agreement with Mr. Thune on June 20, 1997.  The term of this agreement ended June 30, 2000, but it is automatically renewed for successive one-year periods unless the Company or Mr. Thune gives notice of nonrenewal.  Upon the merger with Hycor, Stratagene adopted Mr. Thune’s current employment agreement.  Pursuant to the employment agreement, Mr. Thune is employed as a Vice President of the Company, and receives a minimum base annual salary, subject to increase as determined by Company in its discretion.  Additionally, Mr. Thune is entitled to participate in the Company’s Annual Executive Incentive Plan and Long-Term Incentive Program.

Steve R. Martin and John R. Pouk  — The Company entered into an employment agreement with Steve Martin and an amended employment agreement with John Pouk on March 10, 2006.  Pursuant to the employment agreements, each of the executive’s duties is referenced based upon their respective responsibilities as vice presidents of the Company. The agreements provide for a minimum base annual salary at the then existing earnings level for each executive, subject to adjustments pursuant to periodic reviews by the Company.  The executives will also be eligible for a bonus, at the sole discretion of the Company’s board of directors (or a committee thereof).  In addition, each executive is entitled to participate in all benefit plans generally available to the Company’s executive management personnel.  Each executive’s employment agreement is at-will.  The term of the employment agreement shall continue until terminated by the Company at any time or by the executive upon 30 days written notice.

Severance Provisions.  Each of the above employment agreements provides the applicable named executive officer with severance benefits upon the occurrence of certain events, including such officer’s death or disability, our termination of the executive’s employment other than for Cause and the executive’s termination of employment for Good Reason (as such capitalized terms are defined within the applicable employment agreement).  A summary of the severance benefits payable to each of our executive officers upon the occurrence of such events is described in further detail below.

Name and Position	Death	Disability	Good Reason and/or Termination Without Cause
Joseph A. Sorge, M.D. Chief Executive Officer

All salary and benefits immediately cease. Dr. Sorge’s estate is entitled to payment of all compensation owing for services previously rendered and payment of company funded life insurance benefits, if any. Dr. Sorge’s estate or beneficiaries will also receive vested benefits, such as accrued vacation and stock options.

All salary and benefits immediately cease. Dr. Sorge is entitled to continue to participate in any medical and disability plans or programs then in effect for our senior executive officers for the duration of the contract term.

•  A lump sum cash severance payment in an amount equal to his then-current base salary for the remainder of the contract term, or, if fewer than 12 months remain in the contract term, for 12 months.

•  Immediate vesting of all stock options previously issued to Dr. Sorge.

•  Medical plan, disability plan and other benefit plan coverage for the remainder of the contract term.

•  Dr. Sorge’s employment may be terminated for “Cause” under his employment agreement if Dr. Sorge’s termination is due to his (a) material neglect of or failure to perform his duties under his employment agreement, (b) acceptance of a position with any other company which conflicts with his duties to the Company (except as otherwise expressly permitted under Dr. Sorge’s employment agreement), (c) conviction of a felony leading to incarceration for at least 30 days, or (d) conviction of a criminal offense having a demonstrably material adverse effect on the Company’s financial condition (as opposed to stock price). Dr. Sorge will be deemed to have resigned with “Good Reason” under the terms of his employment agreement if he does so as a result of: (i) his title being reduced or his job responsibilities being materially reduced without Dr. Sorge’s prior written consent, except as a result of (1) a suspension of Dr. Sorge’s employment contemplated by his employment agreement if he is contesting his termination for Cause as a result of an event described in (c) or (d) above, (2) a reduction while Dr. Sorge is capable of performing his duties due to a condition or illness which if continued would permit termination of his employment for disability, or (3) a change in title or reduction in responsibilities required by a change in law or the rules of any securities exchange; (ii) his base salary being reduced or other benefits to be provided under his employment agreement are materially reduced, except in the case of reduction of benefits which applies to all senior executives in a similar manner, in either case without Dr. Sorge’s prior written consent; (iii) the Company’s principal executive office being relocated outside of the greater San Diego, California metropolitan area; or (iv) the Company failing to pay Dr. Sorge any compensation when due.

Nelson F. Thune General Manager for Hycor and Senior Vice President of Operations for Stratagene and Hycor

•  Payment of all compensation owing for services rendered prior to death.

•  Continued payment of base salary to Mr. Thune’s estate for a period of 30 days following death.

•  Periodic recoverable advances to Mr. Thune’s estate equivalent to Mr. Thune’s then-existing salary for 90 days after such 30-day period has lapsed, or until life insurance proceeds become available, whichever occurs first, with such advances to be repaid upon receipt of life insurance proceeds.

•  If Mr. Thune is capable of returning to work after an up to 6 month leave of absence but chooses not to do so, or Mr. Thune cannot return to work after a 6 month leave of absence, Mr. Thune would receive continuation of medical, life insurance, disability and other employee plan benefits during such leave of absence and payment of the cash bonus to which Mr. Thune would otherwise be entitled.

•  If Mr. Thune is capable of returning to work after an up to 6 month leave of absence but we have already filled his position, Mr. Thune would receive a cash lump-sum payment equal to 20 months of Mr. Thune’s then-current salary.

•  Payment of all compensation owing for services previously rendered.

•  A lump sum severance payment equal to 12 months of Mr. Thune’s then-current salary.

•  Company funded medical, disability and insurance benefits for 12 months, or, if shorter, the maximum period then allowable by applicable law.

•  If termination or resignation occurs after our third fiscal quarter and at the time of such termination or resignation we have in effect any cash bonus or incentive plan awards based on our revenues or results of operation for the fiscal year, pro-rated participation in any such cash awards.

•  Mr. Thune’s employment may be terminated for “Cause” under his employment agreement if he (a) engages in any material misconduct, willful breach, or habitual neglect of his duties as an officer of the Company, or (b) is finally convicted of a felony.

John R. Pouk Senior Vice President, Global Sales and International Operations

All salary and benefits immediately cease. Mr. Pouk’s estate is entitled to payment of all compensation owing for services previously rendered and payment of company funded life insurance benefits, if any. Mr. Pouk’s estate or beneficiaries will also receive vested benefits, such as accrued vacation and stock options.

Payment of all compensation owing for services previously rendered. We will reimburse Mr. Pouk for costs of continuation of COBRA health coverage for up to six months.

•  Mr. Pouk will receive payment in amounts equal to continuation of his then-existing salary and reimbursement for costs of continuation of COBRA health coverage, in each case for 12 months from the date of such termination or resignation. The Company’s obligation to continue salary and COBRA reimbursement benefits will cease if the executive accepts new employment except that the benefits shall continue for a minimum of 6 months.

•  We may terminate Mr. Pouk’s employment for “Cause” under the terms of his employment agreement if such termination results from (a) his personal dishonesty or willful material misconduct, (b) his intentional or repeated failure to perform his duties or obligations, (c) his commission of embezzlement or a felony, or (d) any material breach by Mr. Pouk of his employment agreement or our employee invention and proprietary information agreement with Mr. Pouk, subject in cases of clauses (b) and (d) above, to us providing Mr. Pouk with prior written notice of such acts or omissions constituting Cause and Mr. Pouk’s failure to cure such acts or omissions within 90 days of receipt of such written notice. Mr. Pouk will be deemed to have resigned with “Good Reason” under the terms of his employment agreement if he does so as a result of our (i) assignment to Mr. Pouk of duties that are substantially inconsistent with his position as our Senior Vice President, Global Sales and International Operations; (ii) material reduction of Mr. Pouk’s base salary from that in effect as of the effective date of his employment agreement, unless such reductions are applied to all of our executive officers; (iii) requirement that Mr. Pouk be based more than 25 miles from his present location, except for required travel commensurate with Mr. Pouk’s title and position; or (iv) failure to provide Mr. Pouk with employee benefits that are generally comparable in the aggregate to those provided to Mr. Pouk immediately prior to the effective date of his employment agreement or a material reduction of his fringe benefits unless such reduction is applied, pro rata, to all of our executive officers.

Steve R. Martin Vice President and Chief Financial Officer

All salary and benefits immediately cease. Mr. Martin’s estate is entitled to payment of all compensation owing for services previously rendered and payment of company funded life insurance benefits, if any. Mr. Martin’s estate or beneficiaries will also receive vested benefits, such as accrued vacation and stock options.

Payment of all compensation owing for services previously rendered. We will reimburse Mr. Martin for costs of continuation of COBRA health coverage for up to six months.

•  Mr. Martin will receive payment in amounts equal to continuation of his then-existing salary and reimbursement for costs of continuation of COBRA health coverage, in each case for 12 months from the date of such termination or resignation. The Company’s obligation to continue salary and COBRA reimbursement benefits will cease if the executive accepts new employment except that the benefits shall continue for a minimum of 6 months.

•  We may terminate Mr. Martin’s employment for “Cause” under the terms of his employment agreement if such termination results from (a) his personal dishonesty or willful material misconduct, (b) his intentional or repeated failure to perform his duties or obligations, (c) his commission of embezzlement or a felony, or (d) any material breach by Mr. Martin of his employment agreement or our employee invention and proprietary information agreement with Mr. Martin, subject in cases of clauses (b) and (d) above, to us providing Mr. Martin with prior written notice of such acts or omissions constituting Cause and Mr. Martin’s failure to cure such acts or omissions within 90 days of receipt of such written notice. Mr. Martin will be deemed to have resigned with “Good Reason” under the terms of his employment agreement if he does so as a result of our (i) assignment to Mr. Martin of duties that are substantially inconsistent with his position as our Chief Financial Officer; (ii) material reduction of Mr. Martin’s base salary from that in effect as of the effective date of his employment agreement, unless such reductions are applied to all of our executive officers; (iii) requirement that Mr. Martin be based more than 25 miles from his present location, except for required travel commensurate with Mr. Martin’s title and position; or (iv) failure to provide Mr. Martin with employee benefits that are generally comparable in the aggregate to those provided to Mr. Martin immediately prior to the date of his employment agreement or a material reduction of his fringe benefits, unless such reduction is applied, pro rata, to all of our executive officers.

Change of Control Provisions   Each of the employment agreements with our named executive officers also provides for the payment of certain benefits upon our change of control and, under each employment agreement other than our employment agreement with our Chief Executive Officer, if the named executive officer is terminated within certain time periods prior to or after such change of control.  A summary of the benefits payable to each of our executive officers upon the occurrence of such events is described in further detail below.  Please see “Employment Agreements” below for additional information regarding the employment agreements we have with each of our named executive officers.

Name	Termination Trigger	Benefits Provided
Joseph A. Sorge M.D. Chief Executive Officer	Termination without Cause or Resignation for Good Reason

•  Dr. Sorge’s severance benefits upon a termination by us without Cause or his resignation for Good Reason are described above under “Severance Provisions.” Dr. Sorge is not entitled to any additional severance benefits in the event such a termination occurs following a change of control.

•  However, all stock options previously granted to Dr. Sorge that are subject to vesting requirements, including those granted under Dr. Sorge’s employment agreement, will vest immediately prior to the effective time of a change of control, regardless of whether his employment is terminated or not.

•  The foregoing benefits and payments may be reduced by the Company to the extent reasonably necessary to avoid lost deductions under Section 280G of the Internal Revenue Code or excise taxes under Section 4999 of the Code but shall honor any reasonable request by Dr. Sorge about which benefits shall be reduced.

•  Please see “Proposed Acquisition by Agilent Technologies, Inc.” below regarding additional agreements we have with Dr. Sorge that provide for Dr. Sorge’s wavier of certain severance benefits to which Dr. Sorge is entitled under the terms of his employment agreement under certain circumstances.

Nelson F. Thune General Manager for Hycor and Senior Vice President of Operations for Stratagene and Hycor	If Mr. Thune is terminated without Cause within 90 days prior to or 24 months after a change of control, or Mr. Thune resigns with Good Reason within 24 months after a change of control.

•  A lump sum payment equal to 200% of Mr. Thune’s average annual base salary plus bonuses for the three preceding years.

•  Company funded medical, disability and insurance benefits for 24 months following such termination or resignation, or, if shorter, the maximum period then allowable by applicable law.

•  Vesting as of the date of such termination or resignation of all unvested stock options previously granted to Mr. Thune under our equity compensation plans.

•  Extension of the post-termination exercise period for all stock options previously granted to Mr. Thune under our equity compensation plans so that all such stock options will be exercisable for a period of three months after such termination or resignation (other than with respect to those options having vesting periods in excess of three months from such date).

•  The aforementioned payments and benefits shall be cut back, if necessary, in the order of priority designated by Mr. Thune to avoid triggering golden parachute penalties under Section 280G of the Internal Revenue Code.

•  Mr. Thune will be deemed to have resigned with “Good Reason” under the terms of his employment agreement if he does so following a change of control of the Company as a result of the Company doing any of the following without Mr. Thune’s express written consent: (i) assigning Mr. Thune different duties or making changes in his reporting responsibilities, title, or office that are substantially inconsistent with Mr. Thune’s duties, responsibilities, titles or offices immediately prior to such change of control; (ii) reducing Mr. Thune’s base salary from that in effect at the time of such change of control; (iii) failing to continue any bonus plan in substantially the same form as it existed prior to such change of control; (iv) requiring Mr. Thune to be based more than 50 miles from his present location, except for required travel consistent with Mr. Thune’s present business travel obligations; (v) failing to continue any plan or program for compensation, employee benefits, stock purchase or ownership, life insurance, group medical, disability, or vacation in substantially the same form as immediately prior to such change of control, or otherwise make any material reduction in Mr. Thune’s fringe benefits; or (vi) failing to obtain the assumption of his employment agreement by a successor-in-interest to the Company.

John R. Pouk Senior Vice President, Global Sales and International Operations	If Mr. Pouk is terminated without Cause within 90 days prior to or 18 months after a change of control, or Mr. Pouk resigns with Good Reason within 18 months after a change of control.

•  A lump sum payment equal to twice Mr. Pouk’s then-existing salary and reimbursement for costs of continuation of COBRA health coverage for 24 months from the date of such termination or resignation.

•  All of Mr. Pouk’s outstanding awards under our equity incentive plans will vest and/or become exercisable on the later of the date of his termination or resignation and the date immediately prior to the change of control.

•  The aforementioned benefits shall be cut back, if necessary, in the order of priority designated by Mr. Pouk to avoid triggering golden parachute penalties under Section 280G of the Internal Revenue Code.

Steve R. Martin Vice President and Chief Financial Officer	If Mr. Martin is terminated without Cause within 90 days prior to or 18 months after a change of control, or Mr. Martin resigns with Good Reason within 18 months after a change of control.

•  A lump sum payment equal to twice his then-existing salary and reimbursement for costs of continuation of COBRA health coverage for 24 months from the date of such termination or resignation.

•  All of Mr. Martin’s outstanding awards under our equity incentive plans will vest and/or become exercisable on the later of the date of his termination or resignation and the date immediately prior to the change of control.

•  Mr. Martin’s severance payments shall be cut back, if necessary, in the order of priority designated by Mr. Martin to avoid triggering golden parachute penalties under Section 280G of the Internal Revenue Code.

The following table summarizes potential change in control and severance payments to each named executive officer who was employed by us on December 31, 2006. The five right-hand columns describe the payments that would apply in four different potential scenarios — a change in control without a termination of employment; a termination of employment as a result of the named executive officer’s resignation for good reason or termination of employment by us other than for cause, in each case within 18 months (with respect to Messrs. Pouk and Martin) or 24 months (with respect to Mr. Thune) following a change in control or a termination without cause within 90 days before a change in control; a termination of employment as a result of the named executive officer’s resignation for good reason or termination of employment by us other than for cause, in each case not within 18 months (with respect to Messrs. Pouk and Martin) or 24 months (with respect to Mr. Thune) following a change in control or within 90 days before a change in control; the named executive officer’s termination of employment as a result of disability; or the named executive officer’s termination of employment as a result of death.  The table assumes that the termination or change in control occurred on December 31, 2006.  For purposes of estimating the value of amounts of equity compensation to be received in the event of a termination of employment or change in control, we have assumed a price per share of our common stock of $7.44, which represents the closing market price of our common stock as reported on the Nasdaq Global Market on December 29, 2006.

Potential Change in Control and Severance Payments

Name and Position	Benefit Type	Payment in the Case of a Change in Control Without Termination

Payment in the
Case of a
Termination
Other than
for Cause or for
Good Reason
Within 18
Months (Pouk
and Martin) or
24 Months
(Thune)
Following a
Change in
Control or a
Termination
Other than for
Cause Within 90
Days Prior to a
Change in
Control (1)

					Payment in the Case of a Termination Other than for Cause or for Good Reason Not Within 18 Months (Pouk and Martin) or 24 Months (Thune) Following and Not Within 90 Days Prior to a Change in Control		Payment in the Case of Termination as a Result of Disability		Payment in the Case of Termination as a Result of Death
Joseph A. Sorge, M.D.	Cash Severance	—	$ 1,208,333	(2)	$ 1,208,333	(2)	—		—
Chief Executive Officer	Continued Benefit Coverage(3)	—	$ 23,142		$ 23,142		$ 23,142		—
	Value of Equity Award Acceleration	—	—		—		—		—
	Total Value:	—	$ 1,231,475	(1)	$ 1,231,475		$ 23,412		—

Nelson F. Thune	Cash
General	Severance	—	$ 620,600	(2)	$ 300,150	(2)	$ 500,250	(4)	$ 25,013	(5)
Manager for Hycor and Senior Vice President	Continued Benefit Coverage	—	$ 30,048	(10)	$ 15,024	(6)	$ 7,512	(7)	—
of Operations for Stratagene and Hycor	Value of Equity Award Acceleration	—	$ 42,000	(8)	—		—		—

	Total Value:	—	$ 692,648	(1)	$ 315,174		$ 507,762		$ 25,013

John R. Pouk	Cash
Senior Vice	Severance	—	$ 517,532		$ 258,766	(9)	—		—
President, Global Sales and International	Continued Benefit Coverage(3)	—	$ 23,928	(10)	$ 11,964	(11)	$ 5,982	(12)	—
Operation	Value of Equity Award Acceleration	—	$ 42,000	(8)	—		—		—

	Total Value:	—	$ 583,460	(1)	$ 270,730		$ 5,982		—

Steve R. Martin	Cash
Vice President	Severance	—	$ 580,000		$ 290,000	(9)	—		—
and Chief Financial Officer	Continued Benefit Coverage	—	$ 29,496	(10)	$ 14,748	(11)	$ 7,374	(12)	—
	Value of Equity Award Acceleration	—	$ 50,400	(8)	—		—		—

	Total Value:	—	$ 659,896	(1)	$ 304,748		$ 7,374		—

(1)                All benefits shall be cut back, if necessary, to avoid triggering golden parachute penalties under Section 280G of the Internal Revenue Code.

(2)                Payable in a lump sum. Please see “Proposed Acquisition by Agilent Technologies, Inc.” below regarding additional agreements we have with Dr. Sorge that provide for Dr. Sorge’s wavier of certain severance benefits to which Dr. Sorge is entitled under the terms of his employment agreement under certain circumstances.

(3)                Amount shown equals the value of premium payments for health and disability coverage for Dr. Sorge for the remainder of the term of his employment contract, which is due to expire in June 2009.

(4)                In the event Mr. Thune is able to return to work after a leave of absence of up to 6 months due to disability but his position has been filled by us during such leave of absence, Mr. Thune would be entitled to receive a cash lump-sum payment equal to 20 months of his then-current base salary.

(5)                In the event of Mr. Thune’s death, we will continue to pay his base salary for a period of 30 days.  In addition, we will provide additional advances of base salary for up to 90 days, or until life insurance proceeds become payable.  Any such advances would be repaid upon receipt of Mr. Thune’s life insurance proceeds and are, therefore, not reflected above.

(6)                Amounts shown equal an aggregate of 12 months of premium payments for health, disability and insurance coverage.

(7)                In the event Mr. Thune takes a leave of absence as a result of a disability, Mr. Thune will be entitled to continued health, disability and insurance coverage during such leave of absence for a period of up to 6 months.

(8)                Represents the value of those awards that would vest as a result of the named executive officer’s termination of employment by us other than for cause or by the named executive officer for good reason within 24 months (with respect to Mr. Thune) or 18 months (with respect to Messrs. Pouk and Martin) following a change in control or termination of employment by us other than for cause within 90 days prior to a change in control.  This value assumes that the change in control and the date of termination occur on December 31, 2006, and, therefore, the vesting of such award was not previously accelerated as a result of a change in control.

(9)                Payable in equal monthly installments over 12 months.

(10)          Amounts shown equal an aggregate of 24 months of premium payments for health coverage.

(11)          Amounts shown equal an aggregate of 12 months of premium payments for health coverage.

(12)          Amounts shown equal an aggregate of 6 months of premium payments for health coverage.

Separation Agreement.  In addition to the foregoing, on October 6, 2006 we entered into an Employment Separation Agreement and Mutual General Release of all Claims (the “Employment Separation Agreement”) with Ronni L. Sherman, our then Executive Vice President and General Counsel, in connection with her retirement.  Ms. Sherman had been one of our named executive officers and had served with us for over 18 years.  Ms. Sherman resigned her position as of October 13, 2006, and has agreed to remain as a paid hourly consultant for an additional period of one year at rates of $250-$350 per hour depending on the services rendered. Pursuant to the Employment Separation Agreement, Ms. Sherman received a lump sum payment of approximately $224,000 in October of 2006 and will be entitled to receive an additional $40,000 in quarterly $10,000 installments over 12 months from the date of the Employment Separation Agreement. In addition, Ms. Sherman will be entitled to receive a minimum retainer for her consulting services of $10,000 per three-month period during each of the four three-month periods following the date of the Employment Separation Agreement. Half of Ms. Sherman’s hourly consulting service billings will be credited against such retainer amounts. Ms. Sherman’s medical insurance benefits will also be continued at our expense for a period of 18 months through April of 2008. The foregoing is a summary of the material provisions of the Employment Separation Agreement and Consulting Agreement. Both agreements are available in their entirety and were filed as an Exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 17, 2006.

Other Elements of Compensation and Perquisites

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision and group life and disability insurance, in each case on the same basis as other employees, subject to applicable law. We provide vacation and other paid holidays to all employees, including our executive officers.  We also provide certain of our named executive officers an automobile allowance during the term of the executive’s employment. These benefits programs are viewed as a very positive aspect of employment with the company.  We do not maintain any pension plans or plans that provide for the deferral of compensation on the basis that it is not tax-qualified.

Policy on Deductibility of Executive Officer Compensation

Section 162(m) of the Internal Revenue Code limits our tax deduction to $1 million in any taxable year for compensation paid to our named executive officers, unless certain performance, disclosure and stockholder approval requirements are met. Because our compensation program provides pay levels that in the future are unlikely to reach or exceed the $1 million deduction limitation for any named executive officer, the Compensation Committee believes that generally all or a substantial portion of the compensation paid under our compensatory programs will be fully deductible for federal income tax purposes. The Compensation Committee’s present intention is to qualify, to the extent reasonable, all or a substantial portion of the executive officers’ compensation for deductibility under applicable tax laws.

Pension Benefits

None of our named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

2006 Summary Compensation Table

The following table sets forth information regarding compensation received during the year ended December 31, 2006, by our chief executive officer, chief financial officer and our two most highly compensated executive officers other than our chief executive officer and chief financial officer who were serving as executive officers as of December 31, 2006.  In addition, the table sets forth information regarding compensation received during the year ended December 31, 2006 by our former Executive Vice President and General Counsel, who would have qualified as one of our three most highly compensated executive officers had she been employed at the end of 2006.  We refer to these current and former officers in this proxy statement as the named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph A. Sorge, M.D. Chairman of the Board and Chief Executive Officer	2006	$493,838	—	—	—	—	—	$13,139	$506,977
Nelson F. Thune General Manager for Hycor and Senior Vice President of Operations for Stratagene and Hycor	2006	$299,594	—	—	$41,796	—	—	$17,985	$359,375
John R. Pouk Senior Vice President, Global Sales and International Operations	2006	$256,986	—	—	$41,796	—	—	—	$298,782
Steve R. Martin Vice President and Chief Financial Officer	2006	$269,159	—	—	$102,571	—	—	—	$371,730
Ronni L. Sherman(4) Former Executive Vice President and General Counsel	2006	$298,062	—	—	—	—	—	$248,950	$547,012

(1)          Represents salary before pre-tax contributions.

(2)          Represents the 2006 annual compensation cost of all option awards held by the named executive officers over the requisite service period in accordance with FAS 123(R), determined without regard to estimates for forfeitures.  Assumptions used in the calculation of compensation cost for the fiscal year ended December 31, 2006 are as follows:

Stock Options
Risk free interest rate	4.9%
Dividend yield	0%
Volatility factor	45%
Expected life (in years)	4.8 years
Pre-vesting forfeiture rate	7%

•                  The risk-free interest rate of 4.9% is based upon observed interest rates appropriate for the expected terms of the Company’s employee stock options.

•                  The Company paid a special $0.25 per share dividend to shareholders on January 6, 2006 as a result of a settlement with Cambridge Antibody Technology, but this dividend was not considered in the dividend yield of 0.0% as the Company has no intentions of paying cash dividends in the foreseeable future.

•                  The volatility factor of 45% was calculated based on the historical volatility of the Hycor and Stratagene stock prices and the consideration of trends and future events.

•                  The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is calculated using the simplified method as described in the SEC’s SAB No. 107, Share-Based Payment, (“SAB No. 107”).  Using the simplified method, options granted to employees with a four year vesting schedule have an expected life of 6.25 years and options granted to directors with a three year vesting schedule have an expected life of 6 years.  Due to the fact that options vest ratably over the vesting period, the weighted average expected life is calculated as 4.8 years.

(3)          As permitted by rules established by the SEC, no amounts are shown with respect to certain “perquisites” or other personal benefits, or property, where the aggregate amounts of such perquisites, other personal benefits and property for a named executive officer are less than $10,000.  Includes all other compensation as indicated in the table below.

Name	Year	Consulting Fees	Employment Separation Payments	Matching 401(k) Contributions	Auto Allowances	Medical and Dental Insurance Premiums	Memberships	Total Other Compensation
Joseph A. Sorge, M.D.	2006	—	—	$2,500	$10,183	$456	—	$13,139
Nelson F. Thune	2006	—	—	$2,042	$9,484	$6,459	—	$17,985
Ronni L. Sherman	2006	$10,000	$234,875	$2,500	—	$380	$1,195	$248,950

(4)          Effective October 13, 2006, Ms. Sherman retired as our Executive Vice President and General Counsel.  Ms. Sherman had 5,080 unvested shares at the date of her retirement.

2006 Grants of Plan-Based Awards

The following table sets forth certain information with respect to the grants of plan-based awards for the year ended December 31, 2006 to the named executive officers.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Joseph A. Sorge, M.D. Chairman of the Board and Chief Executive Officer	—	$0	$98,768	$148,151	—	—	—	—	—	—	—
Nelson F. Thune General Manager for Hycor and Senior Vice President of Operations for Stratagene and Hycor	6/1/2006	$0	$59,919	$89,878	—	—	—	—	50,000	$6.60	$146,939
John R. Pouk Senior Vice President, Global Sales and International Operations	6/1/2006	$0	$51,397	$77,096	—	—	—	—	50,000	$6.60	$146,939
Steve R. Martin Vice President and Chief Financial Officer	6/1/2006	$0	$53,832	$80,748	—	—	—	—	60,000	$6.60	$176,327
Ronni L. Sherman(4) Former Executive Vice President and General Counsel	—	—	—	—	—	—	—	—	—	—	—

(1)          Reflects the date on which the grant was granted and approved by the compensation committee/board of directors.  Options vest ratably each year for four years.

(2)          Represents the dollar value of the estimated range of future cash payouts upon satisfaction of the conditions in question under the non-equity incentive plan (Stratagene Executive Incentive Plan) for fiscal 2006 denominated in dollars.  “Threshold” refers to the minimum amount payable for certain performance under the plan.  “Target” refers to the amount payable if specified performance target(s) are reached.  “Maximum” refers to the maximum amount payable under the plan.  These amounts are based on the individual’s salary and position for the applicable fiscal year 2006.

(3)          Represents the full grant date fair value of each individual equity award (on a grant-by-grant basis) as computed under FAS 123R.

(4)          Effective October 13, 2006, Ms. Sherman retired as our Executive Vice President and General Counsel.

Discussion of 2006 Summary Compensation and Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the 2006 Summary Compensation Table and the 2006 Grants of Plan Based Awards Table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.

Chief Executive Officer Compensation

Joseph A. Sorge, M.D. was employed in 1986 as founder and chief executive officer. His annual salary was reduced by $650,000 from $1.1 million to $450,000 in June 2004 as a result of negotiations during the merger with Hycor.  In April 2005, Dr. Sorge’s salary was increased by 5% to $472,500 per year.  In April 2006, Dr. Sorge’s salary was increased by 5.8% to $500,000 per year.  According to a salary survey prepared for the Board of Directors, the Compensation Committee has concluded that Dr. Sorge’s current compensation falls within the range of salaries offered to chief executive officers of similar companies.  Any future changes to Dr. Sorge’s salary will be determined based on the same factors discussed above for the executive officers.  For 2006, Dr. Sorge received no bonus due to Company’s 2006 revenue and operating income performance not meeting the targets set by the Board at the beginning of the year.  None of the named executive officers received a bonus for 2006. Dr. Sorge does not participate in or otherwise influence deliberation of the Committee relating to his compensation.

2006 Equity Incentive Plan

On June 1, 2006, at the Annual Meeting of Stockholders, our stockholders approved the Stratagene Corporation 2006 Equity Incentive Award Plan (the “2006 Plan”) that provides for the grant of equity awards to members of the board of directors, employees, and consultants. The 2006 Plan replaced the Year 2000 Stock Option Plan of Stratagene Corporation (the “2000 Plan”), and no further option grants will be made under the 2000 Plan.

We believe that our ability to award incentive compensation based on equity in Stratagene is critical to our success in remaining competitive and attracting, motivating and retaining key personnel. The efforts and skill of our employees and other personnel who provide services to us generate much of the growth and success of our business. We believe that a broad-based equity incentive program will help us to be highly successful in motivating and rewarding the efforts of our employees and other valuable personnel. By giving our employees, consultants and directors an opportunity to share in the growth of our equity, we will align their interests with those of our stockholders. Our employees, consultants and directors understand that their stake in our Company will have value only if, working together, we create value for our stockholders. We anticipate that awards under the 2006 Plan will generally vest over a period of time, giving the recipient an additional incentive to provide services over a number of years and build on past performance. We believe that the 2006 Plan has helped and will continue to help us to build a team of high achievers who have demonstrated long-term dedication and productivity and who, in turn, help us to attract like-minded individuals to our Company.

Number of Shares

The initial number of shares of our Common Stock that were authorized to be issued pursuant to awards granted under the 2006 Plan was 1,315,843 shares. In addition, the number of shares reserved for issuance pursuant to awards under the 2006 Plan will be automatically increased on each January 1 during the term of the 2006 Plan, commencing on January 1, 2007 and continuing until, and including, January 1, 2016.  The annual increase in the number of shares shall be equal to the least of:

•                  5% of our outstanding capital stock on such January 1;

•                  750,000 shares; or

•                  an amount determined by our board of directors.

•                  750,000 shares were added to the 2006 Plan on January 1, 2007 pursuant to the operation of this evergreen provision.

The number of shares of our Common Stock that may be issued pursuant to awards granted under the 2006 Plan shall not exceed, in the aggregate, 11,000,000 shares during the term of the Plan.

Any shares that are represented by awards under the 2006 Plan that are forfeited, expire, or are canceled, or that are forfeited back to us or reacquired by us after delivery for any reason, or that are tendered to us or withheld to pay the exercise price or related tax withholding obligations in connection with any award under the 2006 Plan, will again be available for awards under the 2006 Plan. Only shares actually issued under the 2006 Plan will reduce the share reserve.

Administration

The Compensation Committee of our Board administers the 2006 Plan. To administer the 2006 Plan, our Compensation Committee must consist of at least two members of our Board, each of whom is a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, or the Exchange Act, and, with respect to awards that are intended to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code, or the Code, an “outside director” for the purposes of Section 162(m). Subject to the terms and conditions of the 2006 Plan, our Compensation Committee has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject thereto and the terms and conditions thereof, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2006 Plan. Our Compensation Committee is also authorized to adopt, amend and rescind rules relating to the administration of the 2006 Plan. Our Board may at any time revert to itself the authority to administer the 2006 Plan.

Our Compensation Committee or our Board may (1) delegate to a committee of one or more members of our Board of Directors who are not “outside directors” for the purposes of Section 162(m) of the Code the authority to grant awards under the 2006 Plan to eligible persons who are either (a) not then “covered employees” within the meaning of Section 162(m) and are not expected to be covered employees at the time of recognition of income resulting from such award or (b) not persons with respect to whom we wish to comply with Section 162(m) and/or (2) delegate to a committee of one or more members of our Board who are not “non-employee director” for purposes of Rule 16b-3 under the Exchange Act the authority to grant awards under the 2006 Plan to eligible persons who are not then subject to Section 16 of the Exchange Act.

Eligibility

Our employees, consultants and directors and the employees of our subsidiaries are eligible to receive awards under the 2006 Plan.  Our Compensation Committee determines which employees, consultants and directors will be granted awards. No person is entitled to participate in the 2006 Plan as a matter of right nor does any such participation constitute assurance of continued employment or service with us. Only those employees, consultants and directors who are selected to receive grants by our Compensation Committee may participate in the 2006 Plan.

Types of Awards

The 2006 Plan provides that our Compensation Committee may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

Nonqualified Stock Options, or NQSOs, will provide for the right to purchase shares of our Common Stock at a specified price which may not be less than the fair market value of a share of our Common Stock on the date of grant, and usually will become exercisable (in the discretion of the administrator) in one or more installments after the grant date, subject to the satisfaction of individual or company performance criteria established by the administrator. NQSOs may be granted for any term specified by our Compensation Committee, but such term may not exceed 10 years.

Incentive Stock Options, or ISOs, will be designed to comply with the applicable provisions of the Code and will be subject to certain restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price not less than 100% of the fair market value of a share of our Common Stock on the date of grant, may only be granted to employees, must expire within a specified period of time following the optionee’s termination of employment, and must be exercised within ten years after the date of grant. The total fair market value of shares with respect to which an ISO is first exercisable by an optionee during any calendar year cannot exceed $100,000. To the extent this limit is exceeded, the options granted are NQSOs. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all of our classes of stock, or a “10% Owner”, the 2006 Plan provides that the exercise price must be at least 110% of the fair market value of a common share on the date of grant and the ISO must expire no later than the fifth anniversary of the date of its grant.

Restricted Stock Awards may be granted to participants and made subject to such restrictions as may be determined by our Compensation Committee.  Restricted stock, typically, may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions are not met.  Our Compensation Committee shall establish the purchase price, if any, and form of payment for each restricted stock award.  In general, restricted stock may not be sold, or otherwise transferred, until restrictions are removed or expire.  Purchasers of restricted stock, unlike recipients of options, will have voting rights and will receive dividends, if any, prior to the time when the restrictions lapse.

Restricted Stock Units may be awarded to participants, typically without payment of consideration, but subject to vesting conditions based on continued employment or on performance criteria established by our compensation committee.  Like restricted stock, restricted stock units may not be sold, or otherwise transferred or hypothecated, until vesting conditions are removed or expire.  Unlike restricted stock, shares issuable pursuant to a restricted stock unit award will not be issued until the restricted stock unit award has vested, and recipients of restricted stock unit awards generally will have no voting or dividend rights prior to the time when vesting conditions are satisfied.

Stock Appreciation Rights, or SARs, may be granted in connection with stock options or other awards, or separately. SARs granted by our Compensation Committee in connection with stock options or other awards typically will provide for payments to the holder based upon increases in the price of our Common Stock over the exercise price of the related option or other awards, but alternatively may be based upon criteria such as book value. Except as required by Section 162(m) of the Code with respect to a SAR intended to qualify as performance-based compensation as described in Section 162(m) of the Code, there are no restrictions specified in the plan on the exercise of SARs or the amount of gain realizable therefrom, although restrictions may be imposed by our Compensation Committee in the SAR agreements.  Our Compensation Committee may elect to pay SARs in cash or in shares of our Common Stock or in a combination of both.

Dividend Equivalents represent the value of the dividends, if any, per share paid by us, calculated with reference to the number of shares covered by the stock options, SARs or other awards held by the participant.

Stock Payments may be authorized by our Compensation Committee in the form of shares of our Common Stock or an option or other right to purchase shares of our Common Stock as part of a deferred compensation arrangement in lieu of all or any part of compensation, including bonuses, that would otherwise be payable in cash to the participant.

Our Compensation Committee may designate employees as “covered employees” whose compensation for a given fiscal year may be subject to the limit on deductible compensation imposed by Section 162(m) of the Code. Our Compensation Committee may grant to such covered employees restricted stock, deferred stock, SARs, dividend equivalents and stock payments that are paid, vest or become exercisable upon the attainment of company performance criteria which are related to one or more of the following performance goals as applicable to us or any of our subsidiaries, divisions or operating units:

•                                          net earnings (either before or after interest, taxes, depreciation and amortization;

•                                          sales or revenue;

•                                          net income (either before or after taxes);

•                                          operating earnings;

•                                          cash flow;

•                                          return on net assets;

•                                          return on stockholders’ equity;

•                                          return on sales;

•                                          gross or net profit margin;

•                                          working capital;

•                                          earnings per share; or

•                                          price per share of our Common Stock.

 The maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year may not exceed 1,000,000 shares of Common Stock.

Change of Control

In the event of any dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off, recapitalization or other distribution (other than normal cash dividends) of assets to our stockholders or any other change affecting our Common Stock, our compensation committee will make appropriate adjustments in the number and type of shares of stock subject to the 2006 Plan, the terms and conditions of any award outstanding under the 2006 Plan, and the grant or exercise price of any such award.

In the event of a change of control, each outstanding award may be assumed or an equivalent award may be substituted by the successor corporation. In the event of a change of control where the successor does not assume awards granted under the 2006 Plan or substitute equivalent awards, the Board of Directors has full discretion as to the treatment of awards issued under the 2006 Plan.

Under the 2006 Plan, a change of control is generally defined as:

•                                          the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the company of more than 50% of the voting stock of the company;

•                                          a merger or consolidation in which the company is a party, other than a merger or consolidation which results in our outstanding voting securities immediately before the transaction continuing to represent a majority of the voting power of the acquiring company’s outstanding voting securities;

•                                          the sale, exchange, or transfer of all or substantially all of the assets of the company; or

•                                          a liquidation or dissolution of the company.

Transferability of Awards

Awards may generally not be sold, pledged, transferred, or disposed of in any manner other than by will or by the laws of descent and distribution. Our Compensation Committee may allow awards other than ISOs to be transferable pursuant to qualified domestic relations orders or to certain permitted transferees (i.e., immediate family members for estate planning purposes). ISOs may not be transferable. If our Compensation Committee makes an award transferable, such award shall contain such additional terms and conditions as our Compensation Committee deems appropriate.

Foreign Participation

The Compensation Committee may provide for such special terms as it may consider necessary or appropriate to accommodate differences in local law, tax policy or custom regarding awards granted to participants employed in foreign countries. In addition, the Compensation Committee may approve such supplements to, or amendments, restatements or alternative versions of, the 2006 Plan as it determines is necessary or appropriate for such purposes. Any such amendment, restatement or alternative versions that the Compensation Committee approves for purposes of using the 2006 Plan in a foreign country will not affect the terms of the 2006 Plan for use in any other country.

Amendments

The Board may alter, amend, suspend or discontinue the 2006 Plan at any time, but no such action may be taken without stockholder approval if such approval is required by law or listing requirements, or if such action increases the number of shares that may be issued under the 2006 Plan or the annual award limits. The Compensation Committee may alter or amend awards under the 2006 Plan, but no such action may be taken without the consent of the participant if it would materially adversely affect an outstanding award.  The 2006 Plan provides that the Board may reprice stock options to a lower exercise price without stockholder approval.

Term of Plan

          The 2006 Plan became effective as of June 1, 2006, and will remain in effect until June 1, 2016, unless it is terminated earlier by the Board. As mentioned previously, no new awards will be made under the 2000 Plan now that the 2006 Plan has been approved.  Note that the 2000 Plan will continue in effect for purposes of administering awards outstanding under such plan.

Fiscal 2006 Grants under the 2006 Plan

On June 1, 2006, our Compensation Committee granted the following non-qualified stock options to its executive officers under the 2006 Plan. The per share exercise price of the stock options granted was $6.60, the closing sales price of the Company’s common stock on May 31, 2006. The option term is ten years, subject to earlier termination in connection with a termination of employment or service with the Company or a subsidiary of the Company. The option vests in equal annual installments over a four year period, subject to continued employment or service with the Company or any subsidiary of the Company. The vested option is exercisable following termination of employment or service (other than by reason of discharge for cause) for three months, unless the termination is due to death or disability, in which case the option is exercisable for one year. The vested option is not exercisable following termination of employment or service by reason of discharge for cause.

Name and Position	Stock Options
Nelson F. Thune General Manager for Hycor and Senior Vice President of Operations for Stratagene and Hycor	50,000
John R. Pouk Senior Vice President, Global Sales and International Operations	50,000
Steve R. Martin Vice President and Chief Financial Officer	60,000

Indemnification of Officers and Directors

Delaware law provides that a corporation’s certificate of incorporation may include a provision limiting the personal liability of a director to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director. Delaware law permits a corporation to indemnify any director, officer, employee or agent of the corporation for expenses, monetary damages, fines and settlement amounts to the extent the person acted in good faith and in a manner he or she believed to be in the best interests of the corporation and, with respect to any criminal action, had no reasonable cause to believe the conduct was unlawful.

Delaware law does not permit indemnification if the person is held liable to the corporation except to the extent that an appropriate court concludes, upon application by the person, that despite the adjudication of liability but in view of all the circumstances, the person is fairly and reasonably entitled to indemnification for those expenses that the court deems proper. No provision can eliminate or limit the liability of a director for:

•                  any breach of the director’s duty of loyalty to the Company or its stockholders;

•                  acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•                  unlawful payment of dividends or unlawful stock purchases or redemptions;

•                  any transaction from which the director derived an improper personal benefit; or

•                  any act or omission before the adoption of a provision eliminating or limiting the liability of a director for breach of fiduciary duty in the certificate of incorporation.

The Company’s certificate of incorporation and bylaws limit or eliminate the liability of officers and directors to the fullest extent permitted by Delaware law and require indemnification to the maximum extent permitted by Delaware law, provided that the Company is only required to provide a single counsel for its indemnified officers and directors as a group unless otherwise required by law or by written agreement.

2006 Equity Awards At Fiscal Year-End Table

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2006 with respect to the named executive officers.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph A. Sorge, M.D.	17,500	(1)	—	—	$ 9.00	12/31/07	—	—	—	—
Chairman of the	738,960	(1)	—	—	$ 9.34	06/03/14	—	—	—	—
Board and Chief Executive Officer
Nelson F. Thune	36,948	(1)	—	—	$ 3.25	04/19/12	—	—	—	—
General Manager	25,000	(2)	25,000		$ 8.47	05/29/14	—	—	—	—
for Hycor and	15,210	(1)	—	—	$ 2.65	08/12/08	—	—	—	—
Senior Vice	—	(3)	50,000	—	$ 6.60	06/01/16	—	—	—	—
President of Operations for Stratagene and Hycor
John R. Pouk Senior	60,000	(1)	—	—	$ 9.60	09/01/09	—	—	—	—
Vice President,	41,200	(1)	—	—	$ 9.60	09/01/09	—	—	—	—
Global Sales and	2,850	(1)	—	—	$ 12.00	09/01/09	—	—	—	—
International	50,000	(1)	—	—	$ 8.11	06/16/14	—	—	—	—
Operations	—	(3)	50,000	—	$ 6.60	06/01/16	—	—	—	—
Steve R. Martin	10,000	(1)	—	—	$ 8.11	06/16/14	—	—	—
Vice President and	10,000	(4)	30,000	—	$ 8.61	06/03/15	—	—	—	—
Chief Financial	—	(5)	60,000	—	$ 6.60	06/01/16	—	—	—	—
Officer
Ronni L. Sherman (6)	—		—	—	—	—	—	—	—	—
Former Executive Vice President and General Counsel

(1)  Options are fully vested at December 31, 2006.

(2)  Unvested options vest on the following dates:  12,500 on 5/29/2007 and 12,500 on 5/29/2008.

(3)  Unvested options vest on the following dates:  12,500 each year on 6/1/2007, 6/1/2008, 6/1/2009 and 6/1/2010.

(4)  Unvested options vest on the following dates:  10,000 each year on 6/3/2007, 6/3/2008 and 6/3/2009.

(5)  Unvested options vest on the following dates:  15,000 each year on 6/1/2007, 6/1/2008, 6/1/2009 and 6/1/2010.

(6)  Effective October 13, 2006, Ms. Sherman retired as our Executive Vice President and General Counsel.

2006 Option Exercises and Stock Vested Table

There were no option exercises during the fiscal year ended December 31, 2006 with respect to the named executive officers.

2006 Director Compensation

All non-employee directors receive a quarterly retainer of $7,500 and a per-day fee of $1,000 for each board, audit and compensation meeting attended, unless such meetings occur on the same day, in which case $1,000 is paid for the day of service. Non-employee directors are reimbursed for reasonable travel expenses incurred in connection with each meeting attended.

Each non-employee director is eligible to receive stock options under Stratagene’s 2004 Independent Directors’ Option Plan, a non-discretionary formula stock option plan.  Each director who is a non-employee director and who holds office immediately after Stratagene’s Annual Meeting of stockholders receives an option to purchase 10,000 shares of common stock.  The price per share at which an option may be exercised is the fair market value per share on the date the option is granted. The options vest in three equal annual installments on the first three anniversary dates of such grant and expire ten years after the grant date.  Directors who are newly elected to the Stratagene board receive an initial grant of 20,000 options with the same option terms.

The following table sets forth certain compensation information with respect to each of the members of our board of directors for the fiscal year ended December 31, 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph A. Sorge, M.D.	—	—	—	—	—	—	—
Robert C. Manion	$ 35,000	—	$ 38,917	—	—	—	$ 73,917
Carlton J. Eibl	$ 36,000	—	$ 38,917	—	—	—	$ 74,917
John C. Reed	$ 35,000	—	$ 38,917	—	—	—	$ 73,917
Peter Ellman	$ 35,000	—	$ 49,750	—	—	—	$ 84,750

(1)          Represents the 2006 annual compensation cost of all option awards held by the members of our board of directors over the requisite service period in accordance with FAS 123(R), determined without regard to estimates for forfeitures.   The aggregate number of option awards outstanding and related grant date fair values at the end of fiscal 2006 for each director were as follows:

•                  Joseph A. Sorge, M.D. (Aggregate Options Outstanding: 756,450; Grant Date Fair Value per share: $3.92 (738,960 share grant) and $1.56 (17,500 share grant).

•                  Robert C. Manion (Aggregate Options Outstanding: 40,000; Grant Date Fair Value per share: $3.71 (20,000 share grant), $3.38  (10,000 share grant) and $3.03 (10,000 grant).

•                  Carlton J. Eibl (Aggregate Options Outstanding: 90,000; Grant Date Fair Value per share: $0.00 (50,000 share grant), $3.71 (20,000 share grant), $3.38 (10,000 share grant) and $3.03 (10,000 share grant).

•                  John C. Reed (Aggregate Options Outstanding: 40,000; Grant Date Fair Value per share: $3.71 (20,000 share grant), $3.38 (10,000 share grant) and $3.03 (10,000 share grant).

•                  Peter Ellman (Aggregate Options Outstanding: 22,500; Grant Date Fair Value per share: $4.78 (20,000 share grant) and $3.03 (2,500 share grant).

Compensation Committee Report*

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on such review and discussions, recommended to the board of directors that the Compensation Discussion and Analysis be included in our 2007 Proxy Statement.

This report is submitted by the Compensation Committee.

Carlton J. Eibl, Chair
Robert C. Manion
John C. Reed

* The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Proxy Statement and irrespective of any general incorporation language in such filing.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board consists of Messrs. Eibl (Chair), Reed and Manion. None of these directors has at any time been an officer or employee of the Company or any of its subsidiaries.

During fiscal year 2006, the following relationships and related transactions between Stratagene and any member of our Compensation Committee occurred:

The Burnham Institute, whose Chief Executive Officer is John C. Reed, purchased reagent products from Stratagene during 2006 in the aggregate amount of approximately $38,017. In addition, Stratagene paid royalties on product sales to the Burnham Institute during 2006 in the amount of $4,036. John Reed does not benefit directly from any of these monies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of Stratagene common stock as of April 19, 2007 as to:

•                  each person, or group of affiliated persons, known by Stratagene to own beneficially more than 5% of its outstanding common stock;

•                  each of its directors;

•                  each of its executive officers named in the executive compensation table (the “named executive officers”); and

•                  all of Stratagene’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. The percentage of shares beneficially owned is based on 22,491,160 shares of common stock outstanding as of April 19, 2007. All shares of common stock subject to options exercisable within 60 days following April 19, 2007 are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Except as indicated in the footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, each person identified in the table possesses sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the individuals and entities named below is: 11011 North Torrey Pines Road, La Jolla, California 92037.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percent of Total
Joseph A. Sorge, M.D. (1)	13,136,300	56.5%
Nelson F. Thune (2)	204,679	*
John R. Pouk(3)	170,783	*
Carlton J. Eibl (4)	146,669	*
Steve R. Martin (5)	51,317	*
Robert C. Manion (6)	45,001	*
John C. Reed (6)	30,001	*
Peter Ellman (7)	8,501	*
Wellington Management Company (8)	1,589,771	7.1%
All directors and executive officers as a group (8 persons) (9)	13,793,251	58.2%

*  Less than 1%.

(1)               Includes 319,753 shares of common stock held by J. A. Sorge Trust I, 226,560 shares of common stock held by J. A. Sorge Trust II, 319,753 shares of common stock held by J. A. Sorge Trust III, 226,560 shares of common stock held by J. A. Sorge Trust IV and 1,344,000 shares of common stock held by the Joseph A. Sorge Charitable Remainder Trust dated December 26, 2002, for each of which Dr. Sorge serves as trustee. Also includes 86,125 shares of common stock held by BioSense Partners, L.P., of which Dr. Sorge is the general partner.  Also includes options to purchase 756,460 shares of common stock which are exercisable within 60 days of April 19, 2007.

(2)               Includes options to purchase 102,158 shares of common stock which are exercisable within 60 days of April 19, 2007.

(3)               Includes options to purchase 166,550 shares of common stock which are exercisable within 60 days of April 19, 2007.

(4)               Includes options to purchase 80,001 shares of common stock which are exercisable within 60 days of April 19, 2007.

(5)               Includes options to purchase 45,000 shares of common stock which are exercisable within 60 days of April 19, 2007.

(6)               Represents options to purchase 30,001 shares of common stock which are exercisable within 60 days of April 19, 2007.

(7)                Includes options to purchase 7,501 shares of common stock which are exercisable within 60 days of April 19, 2007.

(8)                Wellington Management Company’s address is 75 State Street, Boston, MA 02109.

(9)                Includes options to purchase 1,217,672 shares of common stock which are exercisable within 60 days of April 19, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about the Company’s equity compensation plans at December 31, 2006 was as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders (1)	2,792,367	$8.85	1,852,254	(2)
Equity Compensation Plans Not Approved by Shareholders (3)	165,854	$5.97	—
Total	2,958,221		1,852,254

(1)          Consists of the following plans:  2000 Stock Option Plan, as amended and restated, 2004 Independent Directors Option Plan, 2004 Employee Stock Purchase Plan and the 2006 Equity Incentive Plan.

(2)   Includes 854,718 shares reserved for issuance under the 2004 Employee Stock Purchase Plan.

(3)          The Company originally assumed 1,229,158 options under the Hycor Biomedical Inc. 2001 Stock Option Plan, the Hycor Biomedical Inc. 1992 Incentive Stock Plan and the Hycor Biomedical Inc. Nonqualified Stock Option Plan for Non-Employee Directors, as amended, pursuant to which such stock options held by former employees and consultants of Hycor are exercisable for 756,822 shares of the Company’s common stock (after giving effect to the exchange ratio provided in the merger agreement governing the merger of Hycor with a subsidiary of the Company in June 2004).  At December 31, 2006, there were 165,854 options outstanding (after giving effect to the exchange ratio).  These options have a weighted average exercise price of $5.97 per share.  No further awards were made under these plans subsequent to the merger in June of 2004.  A copy of each such plan has been filed by the Company on a Form S-8 with the Securities and Exchange Commission on June 10, 2004.

Proposed Acquisition by Agilent Technologies, Inc.

On April 5, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Agilent Technologies, Inc., a Delaware corporation (“Agilent”), and Jackson Acquisition Corp., a Delaware

corporation and wholly owned subsidiary of Agilent (“Merger Sub”), pursuant to which Merger Sub would merge with and into the Company, with the Company to be the surviving corporation of the merger (the “Merger”).  The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated thereby on the unanimous recommendation of a special committee of the Board of Directors of the Company comprised solely of independent directors (the “Special Committee”), and each of the Special Committee and the Board of Directors has recommended that the Merger Agreement be submitted to the Company’s stockholders for adoption.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company common stock that is issued and outstanding immediately prior to the Effective Time will be converted into and represent the right to receive an amount of cash, without interest, equal to $10.94. In addition, each vested option to purchase Company common stock with an exercise price per share that is less than $10.94 and that is issued and outstanding immediately prior to the Effective Time will be converted into and represent the right to receive an amount of cash, without interest, equal to the product of (i) the number of shares of Company common stock subject to such vested Company option multiplied by (ii) the sum of $10.94 minus the exercise price per share of Company common stock subject to such vested Company option.  Vested options to purchase Company common stock with an exercise price per share equal to or greater than $10.94, and unvested options to purchase Company common stock, that are, in each case, issued and outstanding immediately prior to the Effective Time will be cancelled and extinguished without any payment or other consideration therefor or the issuance of any securities in exchange or substitution therefor.

In addition to certain other covenants, the Company has agreed pursuant to the Merger Agreement that, subject to certain exceptions with respect to an unsolicited superior acquisition proposal, the Company will not, from the date of the Merger Agreement until the earlier of the closing of the Merger or the termination of the Merger Agreement in accordance with its terms, (i) solicit, initiate, support or knowingly encourage any inquiry, proposal or offer from, furnish any non-public information to, or participate in any discussions or negotiations, or enter into any agreement with, any party or group regarding any alternative transaction to the Merger, (ii) approve, endorse or recommend any alternative transaction to the Merger (except to the extent specifically permitted by the Merger Agreement), or (iii) enter into any letter of intent or contract relating to any alternative transaction proposal. The Company also agreed to prepare and has filed with the Securities and Exchange Commission (the “SEC”) a proxy statement in connection with the solicitation of proxies from Company stockholders for adoption of the Merger Agreement and to convene and hold a special meeting of the Company’s stockholders to consider adoption of the Merger Agreement.

The consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, adoption of the Merger Agreement by the Company’s stockholders, there being no material adverse change with respect to the Company, the expiration or termination of the applicable waiting period with respect to the Merger  under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of approvals under antitrust, competition or similar laws of other foreign jurisdictions that are required to be obtained with respect to the Merger, the lack of any judgment, order, injunction or other legal prohibition entered or issued by any court or other governmental authority which prohibits, makes illegal or enjoins the consummation of the Merger or the Divestiture (as hereinafter defined), the continued effectiveness of the agreements implementing the Divestiture and other customary closing conditions.  The Merger Agreement may be terminated by either the Company or Agilent under certain circumstances, including, but not limited to, if (i) the Merger is not consummated by August 31, 2007 (unless such termination date is extended pursuant to the terms of the Merger Agreement), (ii) the Merger Agreement shall not have been adopted by the stockholders of the Company in accordance with the Merger Agreement, and (iii) subject to satisfaction of certain conditions set forth in the Merger Agreement, the Special Committee changes its recommendation to Company stockholders to vote in favor of adopting the Merger Agreement as a result of the Company’s receipt of an unsolicited alternative transaction proposal that the Special Committee and the Board of Directors of the Company each determine is more favorable to the Company’s stockholders from a financial point of view than the terms of the Merger Agreement and is reasonably likely to be consummated on the terms proposed (a “Change of Recommendation”).  If the Merger Agreement is terminated under certain circumstances, including termination of the Merger Agreement by either the Company or Agilent upon a Change of Recommendation, subject to the terms and conditions of the Merger Agreement, the Company will be required to pay to Agilent a termination fee of $8,500,000.  No assurances can be given that the conditions to closing the transactions contemplated by the Merger Agreement will be satisfied, or that the transactions contemplated thereby ultimately will be consummated.  The closing of the Merger is expected to occur in the second quarter or the beginning of the third quarter of 2007.

In connection with the execution of the Merger Agreement, Agilent entered into a Voting Agreement (the “Voting Agreement”), dated as of April 5, 2007, with Joseph A. Sorge, M.D., the Chairman of the Board, Chief Executive Officer and President of the Company, and certain trusts and entities controlled by Dr. Sorge (collectively, the “Principal Stockholders”) which, as of the date of the Voting Agreement, beneficially owned, collectively, an aggregate of approximately 58.6% of the Company’s voting securities. Pursuant to the Voting Agreement, the Principal Stockholders have agreed, among other things, (a) not to sell or otherwise transfer shares of Company capital stock owned by such stockholders as of the date of the Voting Agreement or acquired subsequent thereto to any third party, subject to certain limited exceptions (including sales of Company common stock held by Dr. Sorge pursuant to the terms of the 10b5-1(c) Sales Plan between Dr. Sorge and Pacific Growth Equities, LLC dated as of June 8, 2006), (b) to vote all shares of the Company’s capital stock owned by them in favor of the adoption of the Merger Agreement and the transactions contemplated thereby, including the Merger (and against any proposal made in opposition to, or in competition with, consummation of the Merger and the other transactions contemplated by the Merger Agreement), (c) not to solicit, initiate, support or knowingly encourage any inquiry or proposal from, furnish any non-public information concerning the Company and/or its subsidiaries to, or participate in any discussions or negotiations with, any person regarding any alternative transaction to the Merger, and (d) not to approve, endorse or recommend any alternative transaction (except to the extent expressly permitted by the Merger Agreement).  In addition, each Principal Stockholder has granted to the officers of Agilent an irrevocable proxy to vote its shares of Company common stock at every meeting of the stockholders of the Company, and with respect to every written consent of the Company stockholders in lieu of any such meeting, as described above.  The Voting Agreement will terminate simultaneously with the consummation of the Merger, the termination of the Merger Agreement in accordance with its terms or, subject to certain conditions, upon a Change of Recommendation pursuant to the Merger Agreement.

On April 5, 2007, the Company also entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Catalyst Assets LLC, a Delaware limited liability company of which Dr. Sorge is the sole member (“Catalyst”), and Agilent entered into a License Agreement (the “License Agreement”) with Catalyst, pursuant to which, among other things, following the Effective Time, the Company will sell, transfer and assign to Catalyst, certain assets (which include, among other things, certain patent rights, a parcel of real property owned by the Company located in Jackson, Wyoming, certain tangible assets located at the facility on such real property, and certain contractual arrangements and their related obligations) for an aggregate cash purchase price of $6,600,000, the appraised value of such assets, and Agilent will grant to Catalyst a non-exclusive, non-transferable, world-wide, fully paid, royalty free license to certain intellectual property and Agilent will be provided certain rights to supply, manufacture and distribute certain products (the transactions contemplated by the Asset Purchase Agreement and the License Agreement, collectively, the “Divestiture”).  Pursuant to the Asset Purchase Agreement, Catalyst has agreed, among other things, not to directly or indirectly engage in or participate in the financing, operation, management or control of, or permit Catalyst’s name to be used in connection with, any person or business that engages or participates in a Competing Business Purpose (as defined in the Asset Purchase Agreement) during the three-year period following the closing of the transactions contemplated by the Asset Purchase Agreement.

Also in connection with the proposed Merger, Dr. Sorge entered into a Severance Waiver Agreement (the “Severance Waiver Agreement”) with the Company pursuant to which, subject to and conditioned upon the consummation of the Merger, Dr. Sorge and the Company have agreed that Dr. Sorge’s employment with the Company will be terminated by the Company effective immediately prior to the Effective Time and Dr. Sorge will waive his rights to all cash severance benefits in the amount of approximately $1,000,000 and retain his rights to all non-cash severance benefits from Stratagene in connection with the Merger, including under his existing employment agreement with Stratagene, which provides for medical plan, disability plan and other benefit plan coverage for Dr. Sorge through June 1, 2009,.  In addition, Dr. Sorge entered into a Non-Competition Agreement (the “Non-Competition Agreement”) with Agilent pursuant to which Dr. Sorge has agreed, among other things, not to, directly or indirectly, engage in or participate in the financing, operation, management or control of, or permit his name to be used in connection with, any person or business that engages or participates in a Competing Business Purpose (as defined in the Non-Competition Agreement) during the three-year period following the Effective Time.  Each of the Asset Purchase Agreement, the License Agreement, the Severance Waiver Agreement and the Non-Competition Agreement will automatically terminate in the event the Merger Agreement is terminated in accordance with its terms.

The foregoing descriptions of the Merger Agreement, the Voting Agreement, the Asset Purchase Agreement, the License Agreement, the Severance Waiver Agreement and the Non-Competition Agreement and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by the terms of the Merger Agreement, the Voting Agreement, the Asset Purchase Agreement, the License Agreement, the Severance Waiver Agreement and the Non-Competition Agreement, which are filed as Exhibits 2.1, 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2007, and each of which is incorporated herein by reference.

IMPORTANT ADDITIONAL INFORMATION WILL BE FILED WITH THE SEC

On April 23, 2007, the Company filed a preliminary proxy statement with the SEC in connection with the proposed Merger.  The proxy statement will be mailed to the stockholders of the Company.  Investors and the Company’s stockholders are urged to read carefully the proxy statement and other relevant materials when they become available because they will contain important information about the Merger.  Investors and security holders may obtain free copies of these documents when they become available and other documents filed by the Company with the SEC through the web site maintained by the SEC at www.sec.gov.  In addition, investors and security holders may obtain free copies of the documents filed with the SEC by the Company by going to the Company’s corporate website at www.stratagene.com or by contacting: Stratagene Corporation, 11011 North Torrey Pines Road, La Jolla, California 92037; Attn: Chief Financial Officer.

Agilent and the Company, and their respective directors and executive officers, may be deemed to be participants in the solicitation of proxies in respect of the transactions contemplated by the Merger Agreement.  A description of any interests that the Company’s officers and directors have in the proposed Merger will be available in the proxy statement. Information regarding Agilent’s directors and executive officers is contained in Agilent’s Annual Report on Form 10-K for the year ended October 31, 2006, which is filed with the SEC.  Information regarding the Company’s directors and executive officers is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is filed with the SEC. These documents are available free of charge at the SEC’s web site at www.sec.gov or by going to the Company’s corporate website at www.stratagene.com or Agilent’s corporate website at www.agilent.com.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal year 2006, the following relationships and related transactions with any Stratagene officer or director took place:

The Burnham Institute, whose Chief Executive Officer is John C. Reed (who is also a director of Stratagene), purchased reagent products from Stratagene during 2006 in the aggregate amount of approximately $38,017. In addition, Stratagene paid royalties on product sales to the Burnham Institute during 2006 in the amount of $4,036. John Reed does not benefit directly from any of these monies.

The Company reviews related party transactions on an on-going basis and reports in writing to the Audit Committee of the Board of Directors on the nature and amounts of any monies that are associated with these activities. Related party transactions are then ratified by the Audit Committee of the Board of Directors following review.

The Company’s Board of Directors has determined that each of Messrs. Manion, Eibl, Reed and Ellman is an “independent” director as defined by the rules and regulations of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Fees for professional services provided by Mayer Hoffman McCann, Stratagene’s principal accountants for the fiscal year ended December 31, 2006 and 2005, for the indicated services were as follows:

	2006	2005
Audit Fees (1)	$456,032	$467,369
Audit Related Fees (2)	2,634	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$458,666	$467,369

(1)          Audit Fees consist of fees associated with the audit of Stratagene’s annual financial statements, reviews of the financial statements included in Stratagene’s quarterly reports on Form 10-Q and other services associated with regulatory filings.

(2)        Audit Related Fees consist of fees for audit services related to the registration statement on Form S-8 filed by Stratagene in connection with the 2006 Equity Incentive Plan.

Policy regarding Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

The Audit Committee will pre-approve all audit and permissible non-audit services, except as permitted under the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and any rules of the Securities and Exchange Commission thereunder.  These services may include audit services, audit related services, tax services and other services.  The Audit Committee considers whether the provision of each non-audit related service is compatible with maintaining the independence of Stratagene’s auditors.  All of the services performed by the Mayer Hoffman McCann in fiscal year 2006 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.      List of exhibits.

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K/A.

  (b) Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K/A:

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

Exhibit Number	Description
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

10.18 (7)	Amendment No. 4 to Credit Agreement dated as of January 24, 2006 by and among Merrill Lynch Business Financial Services Inc., the registrant, BioCrest Holdings, L.L.C. and BioCrest Manufacturing, L.P.
10.19 (8)#	Form of Employment Agreement dated March 10, 2006, with Steve R. Martin, David W. Weber and John R. Pouk.

10.20(8)	Employment Separation Agreement and Mutual General Release of all Claims, dated October 6, 2006, between Stratagene Corporation and Ms. Ronni L. Sherman

10.21(9)	Consulting Agreement, effective October 13, 2006, between Stratagene Corporation and Ms. Ronni L. Sherman.

10.22(10)	Stratagene Corporation 2006 Equity Incentive Award Plan

21.1*	List of subsidiaries of the registrant

23.1*	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm

23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

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

*                 Previously filed.

**          These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of Stratagene Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2007	STRATAGENE CORPORATION

	By:	/s/ JOSEPH A. SORGE
Joseph A. Sorge, M.D.
Chairman of the Board, Chief Executive Officer and President

	By:	/s/ STEVE R. MARTIN
Steve R. Martin
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. SORGE	Chairman of the Board, Chief Executive Officer and	April 27, 2007
Joseph A, Sorge, M.D.	President (Principal Executive Officer)

/s/ STEVE R. MARTIN	Vice President and Chief Financial Officer	April 27, 2007
Steve R. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ CARLTON J. EIBL	Director	April 27, 2007
Carlton J. Eibl

/s/ ROBERT C. MANION	Director	April 27, 2007
Robert C. Manion

/s/ PETER ELLMAN	Director	April 27, 2007
Peter Ellman

/s/ JOHN C. REED	Director	April 27, 2007
John C. Reed