Form 10-Q
period 2007-03-31
STRATAGENE  CORP
filed 2007-05-15
CIK 1108674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2007
Common Stock, $0.0001 Par Value	22,491,617

STRATAGENE CORPORATION

Quarterly Report on Form 10-Q

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,254,210	$9,735,360
Cash — restricted	12,625,758	33,129,967
Accounts receivable, less allowance for doubtful accounts and sales returns of $580,753 and $474,644 at March 31, 2007 and December 31, 2006, respectively	14,239,371	12,447,542
Income taxes receivable	2,485,185	—
Inventories	12,259,251	12,262,819
Deferred income tax assets	9,940,656	13,446,005
Prepaid expenses and other current assets	3,766,374	3,368,078
Total current assets	75,570,805	84,389,771
Property and equipment, net	10,655,067	10,927,339
Other assets	516,368	406,859
Goodwill	27,234,214	27,234,214
Intangible assets	6,821,513	6,618,018
Total assets	$120,797,967	$129,576,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,571,610	$7,418,908
Accrued expenses and other liabilities	43,357,893	52,642,853
Current portion of long-term debt	240,000	240,000
Income taxes payable	—	317,725
Deferred revenue, current	3,011,012	2,138,232
Total current liabilities	52,180,515	62,757,718
Deferred revenue	576,449	540,994
Long-term debt, less current portion	3,535,000	3,535,000
Deferred income tax liabilities	1,283,774	1,383,327
Other liabilities	206,123	242,151
Total liabilities	57,781,861	68,459,190
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 4,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 22,471,395 and 22,452,952 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2,247	2,245
Additional paid-in capital	56,714,115	56,278,961
Unearned stock-based compensation	(4,915)	(7,969)
Retained earnings	7,171,156	5,790,271
Accumulated other comprehensive loss	(866,497)	(946,497)
Total stockholders’ equity	63,016,106	61,117,011
Total liabilities and stockholders’ equity	$120,797,967	$129,576,201

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenues
Product sales	$23,739,074	$23,320,153
Royalty revenue	483,616	497,841
Contract revenue	205,778	437,500
Total revenue	24,428,468	24,255,494
Costs and expenses:
Cost of product sales	8,434,210	8,463,420
Research and development	3,062,453	3,388,812
Selling and marketing	4,480,865	5,569,594
General and administrative	5,310,935	5,004,253
Litigation charge	1,100,000	123,059
Impairment charges	26,047	47,599
Total operating costs and expenses	22,414,510	22,596,737
Income from operations	2,013,958	1,658,757
Other non-operating income and expenses:
Loss on foreign currency transactions	(83,726)	(23,478)
Other income, net	2,170	47,338
Interest expense	(307,620)	(313,177)
Interest income	423,468	288,005
Total other non-operating income (expense)	34,292	(1,312)
Income before income taxes	2,048,250	1,657,445
Income tax expense	(667,365)	(554,416)
Net income	$1,380,885	$1,103,029

Earnings per share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

Weighted average shares:
Basic	22,454,142	22,324,580
Diluted	22,505,560	22,715,131

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$1,380,885	$1,103,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	940,638	889,776
Stock-based compensation	285,659	252,183
Impairment of long-lived assets	26,047	47,599
Bad debt expense	124,957	55,115
Excess and obsolete inventory expense	(83,250)	30,619
Loss on disposal of assets	703	31,924
Deferred income taxes	3,405,794	—
Changes in assets and liabilities:
Accounts receivable	(1,872,888)	(1,594,916)
Inventories	136,167	21,534
Prepaid expenses and other current assets	(391,843)	(222,980)
Income taxes receivable	(2,486,102)	566,918
Other assets	(109,027)	(67,089)
Accounts payable	(1,876,450)	1,448,838
Accrued expenses and other liabilities	(9,262,628)	(1,436,112)
Deferred revenue	898,403	87,287
Other liabilities	(36,322)	(25,661)
Income taxes payable	(313,021)	(583)
Net cash provided by (used in) operating activities	(9,232,278)	1,187,481
Cash flows from investing activities:
Purchases of property and equipment	(328,053)	(427,545)
Additions to intangible assets	(586,636)	(141,460)
Proceeds from maturities of marketable debt securities	—	—
Changes in restricted cash	20,505,200	(21,235,689)
Net cash provided by (used in) investing activities	19,590,511	(21,804,694)
Cash flows from financing activities:
Payments under line of credit	—	(5,500,000)
Distributions to stockholders	—	(5,571,321)
Tax benefit from stock option exercise	7,649	28,574
Proceeds from issuance of common stock	116,240	266,492
Net cash provided by (used in) financing activities	123,889	(10,776,255)
Effects of foreign currency exchange rates on cash	36,728	89,839
Net increase (decrease) in cash	10,518,850	(31,303,629)
Cash and cash equivalents at beginning of period	9,735,360	40,508,365
Cash and cash equivalents at end of period	$20,254,210	$9,204,736
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$42,758	$35,773
Income taxes	$49,932	$2,974

See accompanying notes to unaudited consolidated financial statements.

STRATAGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

1. Basis of Presentation

The consolidated financial statements of Stratagene Corporation and its subsidiaries (collectively, “Stratagene” or the “Company”) for the three months ended March 31, 2007 and 2006 are unaudited.  In the opinion of management, these financial statements include all normal, recurring adjustments that are necessary to present fairly the consolidated financial position of the Company as of March 31, 2007 and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 2007 and 2006.

The financial information of the Company has been presented on a consolidated basis.  Intercompany balances and transactions have been eliminated as appropriate in the consolidation of Stratagene for financial reporting purposes.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Actual results may differ from those estimates.

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements but reflect all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for any interim period are not necessarily indicative of results to be expected for the full year or for any subsequent interim period.

Reclassification — Certain reclassifications have been made to conform prior period financial information to the current presentation.

New Accounting Pronouncements —In July 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.  See Note 8, Income Taxes, for more information on the impact of the adoption of FIN 48.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.   SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The Company is currently evaluating whether SFAS No. 159 will have a material effect on its consolidated financial statements.

2. Earnings Per Share (“EPS”)

Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS also includes the dilutive effects of the Company’s outstanding common stock options computed using the treasury stock method.  The number of shares used in computing EPS is as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006

Weighted average shares:
Basic	22,454,142	22,324,580
Effect of dilutive common stock options	51,418	390,551
Diluted	22,505,560	22,715,131

Options outstanding totaling 2,519,929 and 666,001 for the three month periods ended March 31, 2007 and 2006, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

3. Accounting for Share-Based Compensation

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS No. 123(R). In accordance with the new rule, the Company adopted the accounting provisions of SFAS No. 123(R) beginning in the first quarter of 2006.

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

Share-Based Compensation Information under SFAS No. 123(R)

The value of Stratagene employee stock options was estimated at the dates of grant using the minimum value method of SFAS No. 123 from the inception date of the applicable stock option plan through June 2, 2004, and the fair value method for all option grants made subsequent to that date using the Black-Scholes option pricing model. The fair value of the Hycor Biomedical Inc. (“Hycor”) employee stock options assumed by Stratagene in the Hycor merger were estimated at the merger date using the Black-Scholes pricing model for all option grants. For options granted that have multiple cliff vesting periods, the Company amortizes compensation cost using the graded vesting method prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans. The Company has elected to follow the graded vesting method and has continued to use the Black-Scholes valuation method under SFAS No. 123(R).

The weighted-average estimated fair values of employee stock options granted during the three months ended March 31, 2007 and 2006 were $3.71 and $4.72, respectively.  The weighted-average estimated fair values of employee stock granted under Stratagene Corporation’s Employee Stock Purchase Program (“ESPP”) during the three months ended March 31, 2007 and 2006 were $1.77 and $2.42 using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Options	ESPP	Options	ESPP
Risk free interest rate	4.7%	5.0%	4.6%	4.5%
Dividend yield	0%	0%	0%	0%
Volatility factor	45%	45%	45%	45%
Expected life (in years)	4.8 years	0.24 years	6.2 years	0.24 years
Pre-vesting forfeiture rate	7%	NA	7%	NA

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected terms of the Company’s employee stock options.  The Company paid a special $0.25 per share dividend to stockholders on January 6, 2006 as a result of a settlement with Cambridge Antibody Technology, but this dividend was not considered in the dividend yield of 0.0% as the Company has no intentions of paying cash dividends in the foreseeable future.  The volatility factor was calculated based on the historical volatility of the Hycor and Stratagene stock prices and the consideration of trends and future events.  The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is calculated using the simplified method as described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB No. 107”).  Using the simplified method, options granted to employees with a four year vesting schedule have an expected life of 6.25 years and options granted to directors with a three year vesting schedule have an expected life of 6 years.  Due to the fact that options vest ratably over the vesting period, the weighted average expected life is calculated as 4.8 years.  The pre-vesting forfeiture rate is based on the Company’s historical option cancellation information and was normalized for significant non-recurring employee terminations that occurred related to the merger with Hycor.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, including those granted under the ESPP, recognized for the three months ended March 31, 2007 and 2006 was comprised as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Capitalized to inventory	$28,923	$9,496

Cost of product sales	23,547	15,687
Research and development	47,774	33,312
Selling and marketing	74,874	33,207
General and administrative	106,573	88,093
Share-based compensation expense before taxes	252,768	170,299
Related income tax benefits	(84,677)	(56,965)
Share-based compensation expense after taxes	$168,091	$113,334

Net share-based compensation expense, per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Options to Non-Employees

Charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measured. The fair value for these options is based on the Black-Scholes pricing model using the assumptions described above. The Company recognized $29,576 and $58,429 of stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively. The expense was recorded in research and development expense. The total deferred charges for options granted to non-employees are re-measured quarterly as the underlying options vest and are included in additional paid-in capital in the financial statements.

4. Balance Sheet Information

Restricted Cash

Restricted cash totaled $12,625,758 and $33,129,967 at March 31, 2007 and December 31, 2006, respectively. Total interest earned on restricted cash was $347,947 and $195,075 for the three months ended March 31, 2007 and 2006, respectively.

Restricted cash deposits include a $12.2 million civil supersedeas bond that Stratagene posted in order to permit the company to appeal a judgment of the district court related to litigation with Invitrogen Corporation without being subject to collection activities by Invitrogen. This bond is secured by $12.2 million of cash in an interest-bearing restricted account. The cash collateral required to support the bond was provided from the available cash resources of the Company.  For further detail on this litigation, see Note 9, Commitments and Contingencies — Legal.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

	March 31, 2007	December 31, 2006

Raw materials and supplies	$6,706,631	$6,902,492
Work-in-process	1,562,453	1,344,175
Finished goods	3,990,167	4,016,152
Total	$12,259,251	$12,262,819

Intangible Assets and Goodwill

The following sets forth the Company’s intangible assets by major asset class:

		March 31, 2007			December 31, 2006
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Amortizable patents and other	2 - 7 years	$10,498,793	$5,557,019	$4,941,774	$9,977,035	$5,307,691	$4,669,344
Amortizable intangible assets	1 - 5 years	1,189,000	884,261	$304,739	1,189,000	815,326	373,674
Intangible assets not subject to amortization:
Non-amortizable intangible assets		1,575,000	—	$1,575,000	1,575,000	—	1,575,000
Goodwill		$27,234,214	—	$27,234,214	27,234,214	—	27,234,214
		$40,497,007	$6,441,280	$34,055,727	$39,975,249	$6,123,017	$33,852,232

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

Amortization expense totaled approximately $318,000 and $300,000 for the three months ended March 31, 2007 and 2006, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2007	December 31, 2006

Accrued compensation	$1,985,410	$2,284,497
Accrued royalties	17,581,303	17,811,849
Litigation accrual	21,182,453	30,584,401
Warranty	204,376	218,011
Other accrued expenses and liabilities	2,404,351	1,744,095
Total	$43,357,893	$52,642,853

5. Stockholders’ Equity

The following table summarizes equity transactions during the three months ended March 31, 2007:

	Common Stock		Additional Paid-in	Unearned Stock-based	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss	Equity

Balance as of January 1, 2007	22,452,952	$2,245	$56,278,961	$(7,969)	$5,790,271	$(946,497)	$61,117,011
Amortization of unvested options acquired in the Hycor merger	—	—	—	3,054	—	—	3,054
Common stock issued pursuant to employee stock purchase plan	14,407	1	90,042	—	—	—	90,043
Common stock issued upon exercise of stock options	4,036	1	26,196	—	—	—	26,197
Tax benefit received from the exercise of stock options	—	—	7,649	—	—	—	7,649
Compensation expense for non-employee stock options	—	—	29,576	—	—	—	29,576
Compensation expense for employee stock options and employee stock purchase plan	—	—	281,691	—	—	—	281,691
Net income	—	—	—	—	1,380,885	—	1,380,885
Foreign currency translation	—	—	—	—	—	80,000	80,000
Balance as of March 31, 2007	22,471,395	$2,247	$56,714,115	$(4,915)	$7,171,156	$(866,497)	$63,016,106

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

Stratagene Corporation 2006 Equity Incentive Award Plan (the “2006 Plan”) — On June 1, 2006, the Company’s stockholders approved the 2006 Plan.  Under this plan, employees, consultants and directors may receive grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and dividend equivalents in any combination, separately or in tandem.  Approval of the 2006 Plan was necessitated in part by the Company’s desire to expand the types of equity awards that the board of directors may grant to its employees, consultants and directors.  Additionally, the number of shares remaining available for issuance under the existing 2000 Stock Option Plan was not sufficient to meet the Company’s anticipated needs.

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

The following table summarizes option activity for all approved plans:

	Options	Weighted- average Exercise Price
Outstanding, December 31, 2006	2,812,939	$8.68
Granted	7,000	8.41
Exercised	(4,036)	6.49
Forfeited	(192,232)	9.83
Outstanding, March 31, 2007	2,623,671	$8.60

Exercisable March 31, 2007	1,808,192	$9.11

The weighted average remaining contractual term of outstanding options at March 31, 2007 is 6.43 years.  The aggregate intrinsic value of such options is $1,174,729.  The weighted average remaining contractual term of exercisable options at March 31, 2007 is 5.48 years.  Intrinsic value represents the difference between the option price at grant date and the market price of Stratagene’s common stock at the balance sheet date.  The aggregate intrinsic value of such options is $443,701.

As of March 31, 2007, there was $1,103,596 of total unrecognized compensation costs related to non-vested share-based compensation arrangements under the various option plans.  This cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information about Stratagene stock options outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2007	Weighted- average Remaining Contractual Life (in Years)	Weighted- average Exercise Price	Number Exercisable as of March 31, 2007	Weighted- average Exercise Price
$1.73 - $8.00	743,562	7.30	$6.56	217,785	$6.12
$8.01 - $8.11	356,400	6.85	8.11	320,400	8.11
$8.12 - $9.20	312,000	7.63	8.64	105,316	8.67
$9.21 - $9.34	798,960	7.18	9.34	778,962	9.34
$9.35 - $11.18	156,141	4.08	9.98	129,121	9.86
$11.19 - $12.00	256,608	0.95	12.00	256,608	12.00
	2,623,671	6.43	$8.60	1,808,192	$9.11

Employee Stock Purchase Plan — In June 2004, the Company adopted the Stratagene ESPP that provides for the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the board of directors. Under the terms of the ESPP, purchases are made quarterly. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower. During the three months ended March 31, 2007 and 2006, 14,407 and 13,598 shares of common stock were issued under the ESPP from proceeds of $90,044 and $115,991, respectively. During the three months ended March 31, 2007 and 2006, the Company expensed $25,568 and $33,030, respectively, of share-based compensation related to the ESPP.

7. Comprehensive Income

Components of comprehensive income, net of income taxes, were as follows:

	Three Months Ended
	March 31, 2007	March 31 2006

Net income	$1,380,885	$1,103,029
Foreign currency translation gain (loss)	80,000	78,717
Comprehensive income, net of tax	$1,460,885	$1,181,746

8. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

In accordance with FIN 48, the Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

The periods subject to examination for the Company’s U.S. federal return are the 2003 through 2006 tax years. There are currently no U.S. federal examinations in progress for these open years. The periods subject to examination for most of the Company’s state returns are 2003 through 2006, with the Texas return being subject to examination from 2002 through 2006. The Company is currently under examination for a subsidiary’s 2002 and 2003 California state income tax returns as well as carryforward attributes that were generated prior to 2002.  The Company’s foreign jurisdictions are subject to examination for various years between 2003 and 2006, depending on the jurisdiction.  The Company’s 2003 tax return in the Netherlands is currently in the early stages of examination.  No other examination is taking place for foreign jurisdictions.

As of December 31, 2006, the Company had unrecognized tax benefits of approximately $400,000, excluding interest and penalties, and this amount was unchanged as of March 31, 2007.  It is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period as a result of current examinations. An estimate of the range of the possible change cannot be made at this time.

Interest and penalties accrued on the $400,000 unrecognized tax benefits is approximately $28,000.  In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the same tax classification as the unrecognized benefit.

9. Commitments and Contingencies

Royalty Payments — The Company accrues and pays royalties in accordance with the applicable royalty contracts to which it is a party.  Accrued expenses and other liabilities at each of March 31, 2007 and December 31, 2006 include $5.2 million of accrued royalties due to an unrelated third party license holder for estimated royalties due from the second quarter of 2003 through the third quarter of 2005. The Company accrued royalties under this patent license agreement based on an estimate of the amounts payable in accordance with the terms of the patent license agreement. The Company’s calculations of royalty payments are subject to review by the license holder. Beginning in the second half of 2003 through late 2005, such royalty payments were withheld by the Company while the Company evaluated a possible overpayment of royalties paid in prior periods. However, no assurances can be made that the Company will recover any of the overpayments. Stratagene’s financial position, results of operations and cash flows could be materially affected if the parties subsequently determine that the royalties differ significantly from the amounts recorded by Stratagene. The patent underlying this royalty obligation expired in the United States in March 2005. The corresponding foreign patents expire in 2006 and 2007. Following the expiration of these process patents, Stratagene will no longer be required to pay royalties on future product sales related to such patents.

Corporate Collaboration — Stratagene entered into a strategic partnership with Strand Life Sciences in December 2005 to develop a suite of next generation software solution products for sale. Under the terms of the agreement, Strand and Stratagene will collaborate on the design and development of innovative software products to address the increasingly complex demands of biological data analysis for life scientists. Stratagene will exclusively market and sell the jointly developed products.  Under the agreements, Stratagene was required to make aggregate milestone payments of $0.9 million to Strand upon acceptance of certain deliverables. Research and development expense of $0.1 million was recorded for the three months ended March 31, 2006.  There was no research and development expense recorded for the three months ended March 31, 2007, but approximately $0.1 million is expected to be expensed in the twelve months ended December 31, 2007. Also, Stratagene is required to make $1.5 million in minimum annual payments to Strand in the first twelve months after the first commercial sale or 60 days after final acceptance of the product.  The first minimum annual payment period began on April 1, 2006.  The minimum annual payments will be offset by $0.5 million of the milestone payments in the first twelve months of the contract term.  Stratagene has accrued and paid for the entire first-year minimum payments, less credits for milestone payments, due under the agreements through March 31, 2007.  Stratagene will also be required to make $1.7 million in minimum annual payments to Strand in the second twelve months of the contract term, which begins on April 1, 2007.

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

Stratagene also entered into a License, Manufacturing and Supply Agreement with Focus Diagnostics, Inc., or Focus, in October 2005, to address the growing molecular diagnostics market for infectious diseases. Focus, which was recently acquired by Quest Diagnostics, a publicly-traded company, is a specialty diagnostics company that develops innovative infectious disease products and is a leading reference laboratory for infectious and immunological diseases.  Under the agreement, Stratagene has granted Focus a non-exclusive license to its proprietary FullVelocity technology, and Stratagene will provide expertise and knowledge that Focus will use to develop selected molecular diagnostics testing kits and products. In exchange, Focus will pay Stratagene a royalty fee based on Focus’ sales of finished products.  Stratagene will also manufacture the diagnostic products which Focus intends to commercialize globally. Additionally, Stratagene will manufacture and sell reagents to Focus for laboratory-developed tests to be used in Focus’ national reference laboratory.

Stratagene also entered into a Joint Development and License Agreement with Rosetta Inpharmatics LLC, or Rosetta, in July 2006, whereby the Company and Rosetta will work together to develop an RNA extraction product.  The product consists of a machine, a consumable cartridge, and a reagent pack that fits in the machine. The cartridge contains the sample to be processed and the machine moves fluids from the reagent pack through the card in order to purify RNA. The product will be used to obtain RNA profiles from clinical trial patients.   Rosetta will pay us for milestones achieved during the development period.  In the case of a successful product, Rosetta will also pay the Company a royalty on our sales of finished products to Merck (Rosetta’s parent) and other third parties.

Consolidation of European Operations — In February 2007, the Company made the decision to consolidate its German and Netherlands distribution centers into one location in the Netherlands.  As a result of the move, the Company will incur relocation and severance costs for employees affected by the transition as well as costs associated with transferring equipment, modifying building leases, and other set-up costs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company estimated the transition costs associated with the move and will charge those costs to expense ratably over the future service period. Such estimate is approximately $373,000, of which approximately $109,000 of the expense was recorded in the first quarter of 2007. The Company expects the transition to be completed in the third quarter of 2007.

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

In March 2001, we were sued by Invitrogen Corporation in the United States District Court for the Western District of Texas (Austin). The complaint alleged (1) that we willfully infringed United States patent no. 4,981,797 for making, using and selling competent E. coli cell products and (2) for lost profits and/or reasonable royalty damages of up to approximately $22.0 million. In November 2001, the district court granted our motion for summary judgment, finding that we did not infringe the ‘797 patent. Invitrogen appealed the judgment to the Federal Circuit Court of Appeals which, in May 2003, reversed the district court’s decision in part and remanded the case for further proceedings. In January 2004, on remand from the Federal Circuit Court, the district court determined on Invitrogen’s motion for partial summary judgment that we infringed the ‘797 patent based on our then existing manufacturing process and further held on partial summary judgment, that while the ‘797 patent was not invalid for indefiniteness, the ‘797 patent was invalid because of public use under 35 U.S.C. § 102(b).  Invitrogen appealed the district court’s ruling of invalidity, and oral arguments were heard before the Federal Circuit Court of Appeals in May 2005.  In October 2005, the Federal Circuit Court reversed the district court’s summary judgment of invalidity due to public use, affirmed the district court’s partial summary judgment of infringement, affirmed the district court’s denial of summary judgment of invalidity due to indefiniteness, and remanded the case for further proceedings.  Invitrogen admitted that our current manufacturing processes do not infringe the ‘797 patent and that there is no claim for an injunction.  The case went to trial on July 17, 2006, and on July 25, 2006, the jury returned a verdict that the ‘797 patent was not invalid and that our infringement of the patent was willful.  The jury denied Invitrogen’s request for lost profits damages in the amount of $32 million dollars because it found that we had a non-infringing manufacturing process for competent cells during the relevant period.  However, the jury returned a verdict for a reasonable royalty of approximately $7.9 million.

On October 31, 2006, the district court entered final judgment on the jury verdict.  The court reduced the jury award to approximately $7.5 million due to Invitrogen’s failure to mark its products, but it also trebled a portion of the award that was related to our sales of the allegedly infringing products made prior to November 2, 2001.   The court awarded Invitrogen a total damages amount of $16.2 million in addition to attorney’s fees, costs, and prejudgment interest.  On January 10, 2007, the district court issued an order awarding Invitrogen its attorney’s fees and costs at $2.1 million, and the parties stipulated to a prejudgment interest amount of $1.3 million.  The court fixed the supersedeas bond amount at $12.2 million.

We believe that the jury’s verdict and the damages awarded by the district court were not supported by the facts of the case or the law and as a result, we have appealed the judgment to the United States Court of Appeals for the Federal Circuit.  Our appeal challenges the conclusion that the patent was enforceable and not invalid, the appropriateness of the damages determined by the jury, and the court’s trebling of a portion of the damages verdict and award of attorney’s fees.  Invitrogen has also cross-appealed the district court’s reduction of the damages award due to the failure to mark.  We had previously modified our process for manufacturing competent E. coli cell products and, as a result, Invitrogen has agreed that our products sold in recent years and currently offered for sale will not be affected by the jury verdict.

In November of 2006, we filed a supersedeas bond in the amount of $11.5 million in order to permit us to appeal the judgment of the district court without being subject to collection activities by Invitrogen. In January 2007, following the court’s decision setting the bond amount at $12.2 million; we funded the bond to that amount for the term of the appeal. The bond is secured by $12.2 million of cash in an interest-bearing restricted account.   The $12.2 million amount for the supersedeas bond is comprised of the $7.5 million compensatory portion of the amended jury verdict, plus estimated attorneys fees and costs of $2.1 million, plus pre-judgment interest of $1.5 million and post-judgment interest of $1.1 million.

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

In November 2001, we filed a complaint in the United States District Court for the District of Maryland charging Invitrogen Corporation with willful infringement and inducing others to infringe United States patent no. 5,556,772 for making, using, selling and offering for sale certain polymerase blend products. We seek a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.  Pursuant to a stipulation of the parties, the case is presently administratively stayed and no trial date is currently set for this case.  We have been advised by the United States Patent Office of its Notice of Intent to issue the patent reexamination certificate.  The parties have agreed to a schedule to complete discovery and for trial to begin once the reexamination certificate issues.

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

Third Wave Technologies

In September 2004, Stratagene was sued by Third Wave Technologies, Inc. (“Third Wave”) in the United States District Court for the Western District of Wisconsin. The complaint alleged that Stratagene infringed United States patent nos. 6,348,314 and 6,090,543, and have induced or contributed to infringement of the patents-in-suit, by making, using, importing, offering for sale and/or selling assays employing cleavage of nucleic acids, including at least our FullVelocity products.  Third Wave sought a preliminary and permanent injunction, monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. In October 2004, Stratagene filed its answer to the complaint responding that it did not infringe a valid or enforceable claim of either patent. Stratagene also asserted affirmative defenses, including invalidity and unenforceability, and counterclaims of invalidity and non-infringement. Stratagene sought an award of its fees and costs incurred in defending itself in this action.  A jury trial commenced on August 22, 2005.  The jury returned a verdict that the patents-in-suit were valid and infringed by Stratagene.  Additionally, the jury returned a verdict for monetary damages in the amount of $5.3 million and that Stratagene’s infringement was willful.  Based on the jury’s verdict, the district court permanently enjoined Stratagene from making, advertising, promoting the use of, selling, offering to sell, using, permitting to be used, contributing to the use, sale or offering for sale of, or inducing the use, sale or offering for sale the FullVelocity QPCR and FullVelocity QRT-PCR products, or any other product used in a method that meets all of the limitations of any of the asserted claims.  On December 19, 2005, the district court awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount to be determined by the district court and pre-judgment interest.  In January 2006, Stratagene posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals.  As of December 31, 2005, Stratagene had accrued $20.6 million in expense for the judgment awarded in this matter.  This amount included total damages of $15.9 million, attorneys’ fees and costs of $4.2 million, and pre-judgment interest of $0.5 million.  In March 2006, Third Wave was awarded an additional $0.1 million for other court costs, bringing the total award to $20.7 million.  The district court’s award was appealed to the Federal Circuit Court of Appeals and the arguments were heard on December 7, 2006, and the remaining funds from the appeal bond were returned to Stratagene.

In January 2007, Stratagene reached an out-of-court settlement with Third Wave for the Wisconsin case for $10.75 million.  Stratagene agreed to pay Third Wave $10.75 million in cash as full satisfaction for the judgment. The companies also have agreed to stay any further litigation for nine months. Stratagene and Third Wave have also agreed to a process to resolve any other patent disputes through an agreement that enables either company to elect to arbitrate a patent dispute or to resolve it through a royalty-bearing license.  As a result of the settlement, Stratagene adjusted its accrual from $20.7 million to $10.75 million at December 31, 2006.  The settlement payment was made with funds from the $21.0 million appeal bond in February 2007.

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

Applera Corporation

In November 2004, Stratagene received notice of a patent infringement suit filed by Applera Corporation against the Company and other parties in the United States District Court for the District of Connecticut for alleged infringement of U.S. patent no. 6,814,934. The Stratagene products alleged to infringe are the Mx4000 and Mx3000P instruments and certain related reagents. In December 2004, Stratagene filed our answer to the complaint responding that it does not infringe, directly or indirectly, any valid and enforceable claim of the ‘934 patent and asserting related counterclaims of invalidity and non-infringement. In April 2006, the court held a Markman hearing and issued its claim construction.  Thereafter, the parties entered into an agreement to stay further discovery and motions pending the outcome of settlement negotiations between the parties.  This agreement has now expired and discovery has been proceeding while the parties continue their negotiations.  The case is now expected to be scheduled for a trial in 2008.  An estimate of the possible loss or range of loss cannot be made at this time and the Company is unable to determine whether the outcome of the litigation could have a material impact on its results of operations, financial condition, or cash flows in any future period.

In June 2005, Stratagene received notice that Applera had filed an infringement action against the Company in the Dusseldorf District Court in Germany relating to EP patent 0 872 562, the European counterpart of the ‘934 patent.  By decision of the Opposition Division of the European Patent Office dated January 7, 2005, the ‘562 patent was revoked.  Based upon that revocation, Stratagene moved to stay the district court proceedings in July 2005.  That motion was granted.  On July 7, 2006, an appellate panel of the European Patent Office reversed the revocation decision of the Opposition Division and remanded the case back to the Opposition Division for further consideration of additional invalidity grounds.  Applera moved to lift the stay in the Dusseldorf District Court.  The court granted the motion and the proceedings have resumed.  The Dusseldorf District Court conducted a trial of this action on May 10, 2007.  The trial court did not reach a decision on May 10, 2007, and it is currently expected that a decision will be made on June 14, 2007. The outcome of the trial remains uncertain, but if the Court were to find that Stratagene infringes the patent, the Court could enjoin Stratagene from further sales of its current instruments in Germany and could force Stratagene to disclose information with regard of the past sales of the allegedly infringing products and declare that Applera is entitled to damage claims against Stratagene.  Management has assessed the probability of an unfavorable outcome from the Dusseldorf courts decision and in accordance with SFAS No.5, has determined that a contingency accrual should be recorded in the March 31, 2007 financial statements.  An evaluation of the amount of loss was made with the assistance of outside legal counsel and management considered the guidance of FASB Interpretation No. 14 (As amended), Reasonable Estimation of the Amount of a Loss, an Interpretation of FASB Statement No. 5. Based on this guidance, the Company has recorded a loss contingency of $1.1 million related to possible monetary damages, court costs and interest related to our sales of allegedly infringing products in the country of Germany during the patent period. The Company is unable to determine the ultimate outcome of this court case in Dusseldorf and will continue to vigorously defend itself in this matter. If the Company is ultimately found to infringe the patent in suit, the outcome of the litigation could differ from the Company’s estimate and have a material impact on its results of operations, financial condition, or cash flows in any future period.

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

Bio-Rad Laboratories, Inc.

On November 20, 2006, Stratagene filed a complaint in the United States District Court for the Southern District of California for patent infringement against Bio-Rad Laboratories, Inc., MJ GeneWorks, and MJ Research, Inc. (both subsidiaries of Bio-Rad) for willful infringement of United States Patent Nos. 6,054,263, 5,779,981, 5,288,647, and 5,395,591, which are owned by Stratagene.  Stratagene seeks monetary damages (compensatory and enhanced), attorneys’ fees and costs and an injunction.  The complaint has now been served and Stratagene is presently exploring settlement with Bio-Rad.

Stockholder Litigation

On April 10, 2007, the Company was named a defendant in a complaint, captioned David Whitney v. Stratagene Corporation et al., filed against Stratagene and the individual members of its Board of Directors in the Superior Court of County of San Diego, State of California (Case No. 37-2007-0064779-CU-BT-CTL).  On April 19, 2007, the Company was named a defendant in a complaint, captioned Iris Waegelin v. Stratagene Corporation et al., filed against Stratagene and the individual members of its Board of Directors in the Superior Court of County of San Diego, State of California (Case No. 37-2007-00065305-CU-SL-CTL).  Each of the complaints generally alleges, among other things, that the proposed sale of the Company to Agilent Technologies, Inc., a Delaware corporation (“Agilent”), pursuant to the Agreement and Plan of Merger among the Company, Agilent and a wholly owned subsidiary of Agilent, dated as of April 5, 2007 (the “Merger Agreement”), was the result of an unfair process by which Stratagene and the individual members of its Board of Directors violated applicable law by breaching applicable fiduciary duties of loyalty, due care, candor, independence, good faith and fair dealing.  Each of the complaints seeks certification of the matter as a class action, a declaratory judgment that Stratagene’s proposed sale to Agilent pursuant to the Merger Agreement was entered into in breach of Stratagene’s and each of its directors’ fiduciary duties and is therefore unlawful and unenforceable, and an injunction prohibiting the consummation of the merger contemplated by the Merger Agreement. The Company believes the claims asserted in the complaints are without merit and intends to vigorously defend against these actions.

Other Legal Matters

In October, 2005 Stratagene realized pre-tax income of approximately $34.1 million from a settlement with Cambridge Antibody Technology related to certain patent rights.  This $34.1 million was offset by a $10.7 million royalty obligation related to this settlement due to a third party. The amount due related to the third party has not been settled and remains accrued as of March 31, 2007.

During 2005, Stratagene paid $2.9 million in legal fees to an outside law firm that represented the Company in a litigation matter that was tried before a jury. Subsequent to year end, Stratagene ended our attorney/client relationship with this firm. Subsequent to year end, Stratagene indicated that it may pursue claims for damages against the outside law firm and the outside law firm indicated that it may adjust billing credits previously applied to payments made through the third quarter of 2005 in the amount of $1.1 million. Stratagene believes that it has fairly stated its legal expenses in 2005 and 2006 after considering these unresolved issues.  As of March 31, 2007, accrued but unpaid legal fees amounted to $1.0 million.

10. Segment Information

The Company operates in two business segments: research supplies and clinical diagnostics.  Segment information is as follows:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Research Supplies	Clinical Diagnostics	Total	Research Supplies	Clinical Diagnostics	Total

Product sales from external customers	$18,086,305	$6,342,163	$24,428,468	$18,331,867	$5,923,627	$24,255,494
Income before income taxes	$91,336	$1,956,914	$2,048,250	$(11,154)	$1,668,599	$1,657,445

At March 31, 2007 and December 31, 2006, total assets for each business segment were as follows:

	March 31, 2007			December 31, 2006
	Research Supplies	Clinical Diagnostics	Total	Research Supplies	Clinical Diagnostics	Total
Total assets	$78,970,565	$41,827,402	$120,797,967	$88,149,644	$41,426,557	$129,576,201

11. Subsequent Event

On April 5, 2007, the Company entered into the Merger Agreement with Agilent and Jackson Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Agilent (“Merger Sub”), pursuant to which Merger Sub would merge with and into the Company, with the Company to be the surviving corporation of the merger (the “Merger”).  The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated thereby on the unanimous recommendation of a special committee of the Board of Directors of the Company comprised solely of independent directors (the “Special Committee”), and each of the Special Committee and the Board of Directors has recommended that the Merger Agreement be submitted to the Company’s stockholders for adoption.

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

In addition to certain other covenants, the Company has agreed pursuant to the Merger Agreement that, subject to certain exceptions with respect to an unsolicited superior acquisition proposal, the Company will not, from the date of the Merger Agreement until the earlier of the closing of the Merger or the termination of the Merger Agreement in accordance with its terms, (i) solicit, initiate, support or knowingly encourage any inquiry, proposal or offer from, furnish any non-public information to, or participate in any discussions or negotiations, or enter into any agreement with, any party or group regarding any alternative transaction to the Merger, (ii) approve, endorse or recommend any alternative transaction to the Merger (except to the extent specifically permitted by the Merger Agreement), or (iii) enter into any letter of intent or contract relating to any alternative transaction proposal. The Company has also agreed to prepare and file with the SEC a proxy statement in connection with the solicitation of proxies from Company stockholders for adoption of the Merger Agreement and to convene and hold a special meeting of the Company’s stockholders to consider adoption of the Merger Agreement. On May 10, 2007, the Company filed a definitive proxy statement with the SEC relating to the Merger and has set June 6, 2007 as the date for the special meeting of Company stockholders to adopt the Merger Agreement.

The consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, adoption of the Merger Agreement by the Company’s stockholders, there being no material adverse change with respect to the Company, the expiration or termination of the applicable waiting period with respect to the Merger  under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, the receipt of approvals under antitrust, competition or similar laws of other foreign jurisdictions that are required to be obtained with respect to the Merger, the lack of any judgment, order, injunction or other legal prohibition entered or issued by any court or other governmental authority which prohibits, makes illegal or enjoins the consummation of the Merger or the Divestiture (as hereinafter defined), the continued effectiveness of the agreements implementing the Divestiture and other customary closing conditions. On May 9, 2007, Stratagene and Agilent received confirmation of the early termination of the applicable waiting period for the Merger under the HSR Act.  The Merger Agreement may be terminated by either the Company or Agilent under certain circumstances, including, but not limited to, if (i) the Merger is not consummated by August 31, 2007 (unless such termination date is extended pursuant to the terms of the Merger Agreement), (ii) the Merger Agreement shall not have been adopted by the stockholders of the Company in accordance with the Merger Agreement, and (iii) subject to satisfaction of certain conditions set forth in the Merger Agreement, the Special Committee changes its recommendation to Company stockholders to vote in favor of adopting the Merger Agreement as a result of the Company’s receipt of an unsolicited alternative transaction proposal that the Special Committee and the Board of Directors of the Company each determine is more favorable to the Company’s stockholders from a financial point of view than the terms of the Merger Agreement and is reasonably likely to be consummated on the terms proposed (a “Change of Recommendation”).  If the Merger Agreement is terminated under certain circumstances, including termination of the Merger Agreement by either the Company or Agilent upon a Change of Recommendation, subject to the terms and conditions of the Merger Agreement, the Company will be required to pay to Agilent a termination fee of $8,500,000. No assurances can be given that the conditions to closing the transactions contemplated by the Merger Agreement will be satisfied, or that the transactions contemplated thereby ultimately will be consummated.  The closing of the Merger is expected to occur in the second quarter of 2007.

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

Also in connection with the proposed Merger, Dr. Sorge entered into a Severance Waiver Agreement (the “Severance Waiver Agreement”) with the Company pursuant to which, subject to and conditioned upon the consummation of the Merger, Dr. Sorge and the Company have agreed that Dr. Sorge’s employment with the Company will be terminated by the Company effective immediately prior to the Effective Time and Dr. Sorge will waive his rights to all cash severance benefits and retain his rights to all non-cash severance benefits from the Company in connection with the Merger, including under his existing employment agreement with the Company.  In addition, Dr. Sorge entered into a Non-Competition Agreement (the “Non-Competition Agreement”) with Agilent pursuant to which Dr. Sorge has agreed, among other things, not to, directly or indirectly, engage in or participate in the financing, operation, management or control of, or permit his name to be used in connection with, any person or business that engages or participates in a Competing Business Purpose (as defined in the Non-Competition Agreement) during the three-year period following the Effective Time.  Each of the Asset Purchase Agreement, the License Agreement, the Severance Waiver Agreement and the Non-Competition Agreement will automatically terminate in the event the Merger Agreement is terminated in accordance with its terms.

The foregoing descriptions of the Merger Agreement, the Voting Agreement, the Asset Purchase Agreement, the License Agreement, the Severance Waiver Agreement and the Non-Competition Agreement and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by the terms of the Merger Agreement, the Voting Agreement, the Asset Purchase Agreement, the License Agreement, the Severance Waiver Agreement and the Non-Competition Agreement, which were filed with the SEC on April 11, 2007 as Exhibits 2.1, 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to the Company’s Current Report on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our financial information includes the accounts and balances of Stratagene Corporation and its subsidiaries on a consolidated basis.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Annual Report by using words such as “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategies, plans or intentions, among other things. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include the absence of a public market for our common stock prior to the Hycor merger, our ability to introduce new products and the acceptance of these products by the marketplace, competition, the inability to sell products as a result of the possible termination of license agreements, fluctuations in operating results, dependence on key employees, our indebtedness, future capital requirements, the possibility of unproductive research and development projects, ability to manage growth, price volatility of our common stock, the impact of future sales of common stock on our stock price, potential declines in research and development budgets or funding, our ongoing ability to protect our own intellectual property rights and avoid violating the intellectual property rights of third parties and our ability to consummate the Merger pursuant to the Merger Agreement.

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

Recent Developments

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

In addition, each vested option to purchase Company common stock with an exercise price per share that is less than $10.94 and that is issued and outstanding immediately prior to the Effective Time will be converted into and represent the right to receive an amount of cash, without interest, equal to the product of (i) the number of shares of Company common stock subject to such vested Company option multiplied by (ii) the sum of $10.94 minus the exercise price per share of Company common stock subject to such vested Company option.  Vested options to purchase Company common stock with an exercise price per share equal to or greater than $10.94, and unvested options to purchase Company common stock, that are, in each case, issued and outstanding immediately prior to the Effective Time will be cancelled and extinguished without any payment or other consideration therefore or the issuance of any securities in exchange or substitution therefore.

In addition to certain other covenants, the Company has agreed pursuant to the Merger Agreement that, subject to certain exceptions with respect to an unsolicited superior acquisition proposal, the Company will not, from the date of the Merger Agreement until the earlier of the closing of the Merger or the termination of the Merger Agreement in accordance with its terms, (i) solicit, initiate, support or knowingly encourage any inquiry, proposal or offer from, furnish any non-public information to, or participate in any discussions or negotiations, or enter into any agreement with, any party or group regarding any alternative transaction to the Merger, (ii) approve, endorse or recommend any alternative transaction to the Merger (except to the extent specifically permitted by the Merger Agreement), or (iii) enter into any letter of intent or contract relating to any alternative transaction proposal. The Company has also agreed to prepare and file with the SEC a proxy statement in connection with the solicitation of proxies from Company stockholders for adoption of the Merger Agreement and to convene and hold a special meeting of the Company’s stockholders to consider adoption of the Merger Agreement. On May 10, 2007, the Company filed a definitive proxy statement with the SEC relating to the Merger and has set June 6, 2007 as the date for the special meeting of Company stockholders to adopt the Merger Agreement.

The consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, adoption of the Merger Agreement by the Company’s stockholders, there being no material adverse change with respect to the Company, the expiration or termination of the applicable waiting period with respect to the Merger  under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, the receipt of approvals under antitrust, competition or similar laws of other foreign jurisdictions that are required to be obtained with respect to the Merger, the lack of any judgment, order, injunction or other legal prohibition entered or issued by any court or other governmental authority which prohibits, makes illegal or enjoins the consummation of the Merger or the Divestiture (as hereinafter defined), the continued effectiveness of the agreements implementing the Divestiture and other customary closing conditions. On May 9, 2007, Stratagene and Agilent received confirmation of the early termination of the applicable waiting period for the Merger under the HSR Act.  The Merger Agreement may be terminated by either the Company or Agilent under certain circumstances, including, but not limited to, if (i) the Merger is not consummated by August 31, 2007 (unless such termination date is extended pursuant to the terms of the Merger Agreement), (ii) the Merger Agreement shall not have been adopted by the stockholders of the Company in accordance with the Merger Agreement, and (iii) subject to satisfaction of certain conditions set forth in the Merger Agreement, the Special Committee changes its recommendation to Company stockholders to vote in favor of adopting the Merger Agreement as a result of the Company’s receipt of an unsolicited alternative transaction proposal that the Special Committee and the Board of Directors of the Company each determine is more favorable to the Company’s stockholders from a financial point of view than the terms of the Merger Agreement and is reasonably likely to be consummated on the terms proposed (a “Change of Recommendation”).  If the Merger Agreement is terminated under certain circumstances, including termination of the Merger Agreement by either the Company or Agilent upon a Change of Recommendation, subject to the terms and conditions of the Merger Agreement, the Company will be required to pay to Agilent a termination fee of $8,500,000. No assurances can be given that the conditions to closing the transactions contemplated by the Merger Agreement will be satisfied, or that the transactions contemplated thereby ultimately will be consummated.  The closing of the Merger is expected to occur in the second quarter or the beginning of the third quarter of 2007.

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

Also in connection with the proposed Merger, Dr. Sorge entered into a Severance Waiver Agreement (the “Severance Waiver Agreement”) with the Company pursuant to which, subject to and conditioned upon the consummation of the Merger, Dr. Sorge and the Company have agreed that Dr. Sorge’s employment with the Company will be terminated by the Company effective immediately prior to the Effective Time and Dr. Sorge will waive his rights to all cash severance benefits and retain his rights to all non-cash severance benefits from the Company in connection with the Merger, including under his existing employment agreement with the Company.  In addition, Dr. Sorge entered into a Non-Competition Agreement (the “Non-Competition Agreement”) with Agilent pursuant to which Dr. Sorge has agreed, among other things, not to, directly or indirectly, engage in or participate in the financing, operation, management or control of, or permit his name to be used in connection with, any person or business that engages or participates in a Competing Business Purpose (as defined in the Non-Competition Agreement) during the three-year period following the Effective Time.  Each of the Asset Purchase Agreement, the License Agreement, the Severance Waiver Agreement and the Non-Competition Agreement will automatically terminate in the event the Merger Agreement is terminated in accordance with its terms.

The foregoing descriptions of the Merger Agreement, the Voting Agreement, the Asset Purchase Agreement, the License Agreement, the Severance Waiver Agreement and the Non-Competition Agreement and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by the terms of the Merger Agreement, the Voting Agreement, the Asset Purchase Agreement, the License Agreement, the Severance Waiver Agreement and the Non-Competition Agreement, which were filed with the SEC on April 11, 2007 as Exhibits 2.1, 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to the Company’s Current Report on Form 8-K.

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

We engage in business activity in two operating segments: Research Supplies and Clinical Diagnostics. We have marketed and sold our Research Supplies products for over 20 years, while the Clinical Diagnostics products are a new addition to our product portfolio as a result of the merger with Hycor Biomedical Inc. in June 2004. Hycor’s experience in manufacturing and marketing Food and Drug Administration, or FDA, regulated clinical diagnostic products also spans more than 20 years.

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

Share-Based Compensation

Under our 2000 Stock Option Plan, as amended and restated and our 2004 Director Plan, we grant share-based awards to eligible employees and directors to purchase shares of our common stock. In addition, we have a qualified ESPP in which eligible employees may elect to withhold up to 15% of their compensation up to a maximum of $25,000 of the fair market value of the common stock per calendar year, withheld through payroll deductions, to purchase shares of common stock under the ESPP. The price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or purchase date, whichever is lower.

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

We adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period. For the three months ended March 31, 2007 and 2006, we recognized $0.3 million and $0.2 million of compensation expense for employee stock options, respectively. At March 31, 2007 and 2006, there was $1.1 million and $0.8 million remaining in unrecognized compensation cost related to employee stock options, respectively, which are expected to be recognized over a weighted average period of 2.0 years and 1.5 years, respectively.

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

For share-based awards issued during the three months ended March 31, 2007, the risk-free interest rate assumption is based upon observed interest rates appropriate for the expected terms of our employee stock options.  We paid a special $0.25 per share dividend to stockholders on January 6, 2006 as a result of a settlement with Cambridge Antibody Technology, but this dividend was not considered in the dividend yield of 0.0% as we have no intentions of paying cash dividends in the foreseeable future.  The volatility factor was calculated based on the historical volatility of the Hycor and Stratagene stock prices and the consideration of trends and future events.  The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is calculated using the simplified method as described in the SEC’s SAB No. 107.  Using the simplified method, options granted to employees with a four year vesting schedule have an expected life of 6.25 years and options granted to directors with a three year vesting schedule have an expected life of 6 years.  The post-vesting forfeiture rate is based on our historical option cancellation information and was normalized for significant non-recurring employee terminations that occurred related to the merger with Hycor.

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

The following table provides the percentage of the ending balance in deferred revenue that each type of deferred revenue represents as of March 31, 2007 and December 31, 2006:

Type of deferred revenue	March 31, 2007	December 31, 2006
Extended warranty, installation or maintenance agreement	31%	41%
License agreements	18%	23%
Collaboration agreements — milestone payments	51%	36%
Total deferred revenue	100%	100%

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

Income Taxes

Deferred taxes - Our deferred tax assets relate to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. We also recognize deferred taxes for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We evaluate a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS, No. 109, Accounting for Income Taxes.

FIN 48 - Effective January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109, or FIN No. 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

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

Royalties

We enter into license agreements in the ordinary course of our business, which require royalty payments to be made based on specified product sales. These agreements cover the majority of our products. We believe that we determine the royalties we calculate and accrue in accordance with the patent license agreement. However, our royalty calculations are subject to review by the license holder. Therefore, our financial position, results of operations, or cash flows could be materially affected if the parties determine that the royalties differ significantly from the amounts we have recorded. From mid-2003 through late 2005, we withheld payments to a license holder while we evaluated a possible overpayment in the royalties we paid in prior periods. During this time, we continued to accrue and record the estimated quarterly royalty payable under the patent license agreement and reported this amount to the license holder. As of March 31, 2007, the amount of accrued and unpaid royalties related to this patent license agreement was approximately $5.2 million.

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

Research and Development

We focus our research and development efforts on developing products that use innovative technologies in both our Research Supplies and Clinical Diagnostics product lines. Research and development costs are expensed as incurred. For the three months ended March 31, 2007 and for the year ended December 31, 2006, our research and development expenses totaled approximately $3.1 million and $12.5 million, respectively, and we expect to spend between 13% and 15% of our revenues on research and development activities for at least the next few years.

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenues

For the three months ended March 31, 2007, total revenue increased approximately $0.2 million or 0.7% compared to the three months ended March 31, 2006. The increase in revenue was primarily the result of increases in our allergy and autoimmune product lines from our clinical diagnostics segment of approximately $0.3 million, or 11.8%, for the three months ended March 31, 2007, as compared to sales in those same product lines for the three months ended March 31, 2006.  This increase was offset by decreased contract revenue of $0.2 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

As a result of the weakening U.S. dollar, we recorded a positive foreign exchange rate impact to revenue of approximately $0.6 million or 2.5% of total revenue for the three months ended March 31, 2007 when compared to the foreign exchange rates for the three months ended March 31, 2006.

We expect that future revenue will depend on a number of factors, including the market acceptance of new products, competitive conditions, currency fluctuations and the continued funding of customer research budgets.

Cost of product sales

Cost of product sales remained flat for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  As a percentage of sales, cost of product sales decreased from 36.2% for the three months ended March 31, 2006 to 35.3% for the three months ended March 31, 2007.

Research and Development Expenses

Research and development expenses decreased approximately $0.3 million or 9.6% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to deferral of costs related to deferred contract revenues during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  We also recognized decreased software development expense related to the development agreement with Strand Life Sciences to develop a suite of next generation software solution products for sale.  As a percentage of total revenue, research and development expenses decreased from 14.0% for the three months ended March 31, 2006 to 12.5% for the three months ended March 31, 2007.

Selling and Marketing Expenses

Selling and marketing expenses decreased approximately $1.1 million, or 19.6%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease in spending was due to decreased costs for selling and marketing personnel as well as decreased marketing communications expense for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  As a percentage of total revenue, selling and marketing expenses decreased from 23.0% for the three months ended March 31, 2006 to 18.3% for the three months ended March 31, 2007.

General and Administrative Expenses

General and administrative expenses increased approximately $0.3 million, or 6.1%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  This increase was due to legal and professional fees of approximately $0.8 million related to our proposed acquisition by Agilent, offset by a $0.7 million decrease in legal fees associated with patent litigation.  Additionally, the increase was due to approximately $0.1 million related to the costs associated with the consolidation of our European operations.  (See Note 9 to the financial statements for more information on this consolidation.)  The increase was also due to $0.1 million of increased miscellaneous expenses in other general and administrative areas.  As a percentage of total revenue, general and administrative expenses increased from 20.6% for the three months ended March 31, 2006 to 21.7% for the three months ended March 31, 2007.

Litigation Charges

Litigation charges increased $1.0 million due to a $1.1 million contingency accrual related to the patent infringement suit with Applera.  For more information on this suit, see Note 9, Commitments and Contingencies, to the financial statements.

Impairment of Long-Lived Assets

Impairment of long-lived assets decreased by $21,552, or 45.3%, from $47,599 for the three months ended March 31, 2006 to $26,047 for the three months ended March 31, 2007. This expense relates to writing-off the remaining unamortized balances of patents that we believe are not recoverable.

Total Other Income (Expense), Net

Total other income, net of expense, increased approximately $36,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increased was partially due to a gain in interest income of approximately $135,000 due to higher cash balances, offset by higher foreign currency transaction losses of approximately $60,000 and less other income of approximately $40,000.

Income Taxes

We recorded $0.7 million in tax expense for the three months ended March 31, 2007 as compared to $0.6 million recorded for the three months ended March 31, 2006.  The effective tax rate for the three months ended March 31, 2007 was 32.6% compared to 33.5% for the three months ended March 31, 2006.

We recognize federal and state research and development and other credits when they are generated. We recognize excess credits for mature operating entities and we will use these credits to offset future taxable income as we believe it is more likely than not that we will realize the credits.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, selling and marketing expenses, debt service, capital expenditures, working capital and general corporate purposes. We have funded these expenses through cash from operations, supplemented with borrowings under credit facilities and other debt instruments.

For the three months ended March 31, 2007, we used net cash from operating activities of approximately $9.2 million and generated cash for the three months ended March 31, 2006 of approximately $1.2 million. We generated net cash for investing activities of approximately $19.6 million for the three months ended March 31, 2007 and used net cash for investing activities of approximately $21.8 million for the three months ended March 31, 2006. Capital expenditures and additions to capitalized patent expenses for the three months ended March 31, 2007 totaled approximately $0.3 million and $0.6 million, respectively, as compared to $0.4 million and $0.1 million, respectively, for the three months ended March 21, 2006.  Changes in restricted cash for the three months ended March 31, 2007 generated cash of approximately $20.5 million and used cash of approximately $21.2 million for the three months ended March 31, 2006.  (See Note 4 to the financial statements for more information on restricted cash.)

We generated net cash for financing activities of $0.1 million for the three months ended March 31, 2007 and used net cash for financing activities of $10.8 million for the three months ended March 31, 2006.  The three months ended March 21, 2006 included the repayment of $5.5 million in debt, as well as the payment of dividends to stockholders of $5.6 million.

Based on our review of our accounts receivables, an allowance for doubtful accounts is accrued, however, we do not write off individual accounts receivable until we have exhausted substantially all avenues of legal recourse to collect the outstanding amount. The actual write-off for the three months ended March 31, 2007 was minimal. No significant change to future liquidity is anticipated.

Accounts receivable used cash of approximately $1.9 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively, primarily due to the timing of sales within the quarters.

Accrued expenses and other liabilities was a use of cash of approximately $9.3 million for the three months ended March 31, 2007 primarily due to the pay out of $10.75 million to Third Wave as a result of a litigation settlement offset by the $1.1 million accrual related to the Applera litigation.  (For more information on these cases, see Note 9 to the financial statements.).  Accrued expenses and other liabilities was a use of cash of approximately $1.4 million for the three months ended March 31, 2006 primarily due to the pay out of bonuses during the first quarter of 2006.

Deferred income taxes provided a source of cash of $3.4 million for the three months ended March 31, 2007 primarily due to a decrease to the deferred tax asset of $3.9 million related to the Third Wave settlement, offset by an increase to the deferred tax asset of approximately $0.4 million related to the Applera litigation accrual.

An increase in income taxes receivable used cash of $2.5 million for the three months ended March 31, 2007 due to the Company recording an income tax deduction for the $10.75 million payout to Third Wave.

Capital expenditures for property and equipment were $0.3 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. We currently anticipate capital spending on property and equipment to be in the range of $2.0 million to $2.5 million in fiscal 2007.

We had cash and restricted cash totaling approximately $32.9 million and $42.9 million at March 31, 2007 and December 31, 2006, respectively, and working capital of approximately $23.4 million and $21.6 million at March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, BioCrest Manufacturing, L.P., our consolidated subsidiary, had approximately $3.8 million in total debt, which relates to outstanding industrial revenue bonds.

The industrial revenue bonds are secured by land, building and equipment acquired in Bastrop County, Texas with the proceeds from the issuance of the bonds. The average interest rate on the industrial revenue bonds was 3.70% as of March 31, 2007 and 3.62% for the year ended December 31, 2006. Under the instrument governing the industrial revenue bonds, we are required to make sinking fund payments of $240,000 per year through April 2021, and then $175,000 in April 2022 when the bonds mature.

On January 24, 2006, we posted a $21.0 million surety bond related to the Third Wave jury verdict of $20.6 million in order to permit us to appeal the verdict without being subject to collection activities by Third Wave.  The cost of such surety bond was $84,000, and the bond is secured by $21.0 million of cash, which was held in an interest bearing restricted account.  In January 2007, we reached an out-of-court settlement with Third Wave for $10.75 million.  We paid Third Wave $10.75 million in cash as full satisfaction for the judgment.  The settlement payment was made with the funds from the $21.0 million appeal bond in February 2007 and the remaining funds from the appeal bond were returned to Stratagene.

Cash was also impacted by the court judgment in the matter of Invitrogen vs. Stratagene that was filed on October 31, 2006 in Federal District Court in Texas. On November 15, 2006, we filed a supersedeas bond in the amount of $11.5 million in order to permit us to appeal the judgment of the district court without being subject to collection activities by Invitrogen. The cost of such surety bond was $46,000, and the bond was secured by $11.5 million of cash, which is being held in an interest bearing restricted account. In January 2007, the District Court ordered that the bond amount should be $12.2 million and an additional $0.7 million in cash is now being held in this account.  We funded the amount required to collateralize the $12.2 million supersedeas bond from existing cash on hand. We have now accrued an aggregate of $19.6 million related to this verdict, which was reduced during the fourth quarter of 2006 by $0.8 million due to less attorney’s fees and costs allowed by the Court.  This $19.6 million is comprised of damages of $16.2 million plus attorneys’ fees and costs of approximately $2.1 million and pre-judgment interest of approximately $1.3 million.  Post-judgment interest at the rate of approximately 5.05% compounded annually remains in effect and unpaid unless the judgment is reversed. If we are ultimately required to pay out all or a portion of the $19.6 million of damages accrued for this matter upon an adverse judgment rendered by the court and affirmed on appeal, it would negatively impact our cash position.  In the event of payment or settlement of the judgment amounts against us for cash, we would realize an offsetting tax benefit which would partly mitigate our cash requirements. We currently have the ability to pay such damage award with our existing cash resources.

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

Employment agreements that we have entered into with our officers have salary ranges from $267,000 to $515,000.  Such agreements are typically short in duration but are subject to successive automatic one year renewals unless one party gives proper notice of its intention not to renew the employment agreement.  These agreements generally provide for severance benefits if we terminate the officer other than for cause, as defined in the employment agreements.  Employment agreements with no expiration date are not included in the table below.

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

As discussed in Note 9 to the financials statements, we have entered into several license and collaboration agreements.  The Strand Life Sciences, or Strand, agreement required us to make aggregate milestone payments of $0.9 million to Strand upon our acceptance of certain deliverables.  Research and development expense of $0.1 million was recorded in for the three months ended March 31, 2006.  There was no research and development expense recorded for the three months ended March 31, 2007, but approximately $0.1 million is expected to be expensed in the twelve months ended December 31, 2007. Also, these agreements require us to make $1.5 million in minimum annual payments to Strand in the first twelve months after our first commercial sale or 60 days after our final acceptance of the product. The first minimum annual payment period began on April 1, 2006.   The minimum annual payments may be offset by $0.5 million of the milestone payments in the first twelve months of the contract term.  These agreements also require us to make $1.7 million in minimum annual payments to Strand in the second twelve months of the contract term, which begins on April 1, 2007.  The contractual obligations table below reflects these obligations.

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

Off-Balance Sheet Arrangements

At March 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to certain financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.  See Note 8 to the financial statements for more information on the adoption of FIN 48.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.   SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The Company is currently evaluating whether SFAS No. 159 will have a material effect on its consolidated financial statements.

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

Our international sales expose us to foreign currency risk in the ordinary course of our business. Our foreign subsidiaries generated approximately 35% and 33% of our revenue for the three months ended March 31, 2007 and 2006, respectively. The foreign subsidiaries sell products in various local currencies that they collect at future dates and purchase raw materials and finished goods in both U.S. dollars and local currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. We include realized gains and losses from foreign currency transactions in operations as incurred.

For financial reporting purposes, we translate the foreign subsidiaries’ income statements from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the foreign subsidiaries’ sales as reported in our consolidated financial statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. For the three months ended March 31, 2007, the net impact to our reported sales from the effect of exchange rate fluctuations was a decrease of approximately $0.6 million, when compared to the exchange rates for the three months ended March 31, 2006.

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

Interest Rates

We generally invest our cash and cash equivalents in money market accounts and short-term debt instruments of highly rated credit issuers. We limit the amount of credit exposure to any one issuer and seek to improve the safety and likelihood of preserving our invested funds by limiting default risk and market risk. Based on our short-term investment portfolio at March 31, 2007, we believe that a 10% rise or fall in interest rates would have had no material impact on our financial statements.

The following table shows the average interest rate for the three months ended March 31, 2007 for our long-term debt obligation:

Long-term Debt Obligations	Average Interest Rate for the Three Months Ended March 31, 2007
Industrial revenue bonds	3.70%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is contained in Note 9 to our Consolidated Financial Statements for the period ended March 31, 2007, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

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

Stratagene may suffer negative consequences if the proposed merger with a subsidiary of Agilent is not completed.

If the merger is not completed or the merger agreement is terminated, Stratagene will be subject to a number of material risks, including:

•                  the provision in the merger agreement which provides that under specified circumstances Stratagene could be required to pay to Agilent a termination fee of $8.5 million;

•                  the market price of Stratagene common stock may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed;

•                  costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed;

•                  the diversion of management attention from the day-to-day business of Stratagene and the unavoidable disruption to our employees during the period before the completion of the merger may make it difficult for Stratagene to regain its financial position if the merger does not occur;

•                  if the merger agreement is terminated and Stratagene’s board of directors seeks another merger or business combination, we cannot be certain that we will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by Agilent in the merger; and

•                  employees important to the success of Stratagene as a stand-alone company may have left in anticipation of the merger.

If the conditions to our proposed merger with Agilent set forth in the merger agreement are not met, the merger may not occur.

Several conditions must be satisfied in order to complete the proposed merger with Agilent. These conditions are set forth in detail in the merger agreement, which Stratagene filed with the SEC on April 11, 2007 as Exhibit 2.1 to its Current Report on Form 8-K. We cannot assure you that each of the conditions will be satisfied.  If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, and we may lose some or all of the benefits of the proposed merger.  If we do not complete the proposed merger with Agilent, our board of directors may not be able to find another partner willing to pay an equivalent or more attractive price for another merger or business combination than that which would have been paid in the proposed merger.

Directors and officers of Stratagene may have interests in the proposed merger that may be in addition to, or different from, the interests of our other stockholders.

You should be aware that some of our directors and executive officers have interests in the merger that may be in addition to, or different from, the interests of our stockholders generally.  These interests may present them with actual or potential conflicts of interest and may entitle them to certain benefits in connection with the proposed merger to which our other stockholders may not be entitled.  For example, each of our existing employment agreements with our executive officers other than Dr. Sorge, our Chairman of the Board, Chief Executive Officer and President, provides that, if such executive officer is terminated for “cause” or resigns with “good reason” (as described in the applicable employment agreement) within prescribed time periods prior to or following the consummation of a “change of control” (as described in the applicable employment agreement), including the proposed merger, such executive officer will be entitled to certain cash severance payments and the continuation of certain benefits for a period of time, and accelerated vesting of all unvested stock options previously granted to such executive officer under our equity compensation plans.  In addition, the merger agreement also provides that our officers and directors will be indemnified by Agilent and us against certain liabilities and we or Agilent will maintain in effect directors’ and officers’ liability insurance on behalf of those directors and officers following the effective time of the merger. See the section entitled “The Merger — Interests of Stratagene Officers and Directors in the Merger” in our definitive proxy statement filed with the SEC on May 10, 2007 for addition information regarding the interests of our officers and directors in connection with the proposed merger.

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

As of March 31, 2007, Joseph A. Sorge, M.D., our founder, chairman of the board of directors, chief executive officer and president, beneficially owned approximately 59% of our outstanding common stock. As a result, Dr. Sorge controls all matters requiring approval of our stockholders, such as electing directors and approving mergers or other business combinations, including the Merger. Such a concentration of ownership may result in the consummation of change in control transactions which our other stockholders may not favor, including the Merger, or delay or prevent transactions resulting in our change of control other than the Merger, including alternative transactions where stockholders might otherwise receive a premium for their shares over then current market prices.

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

As of March 31, 2007, we had approximately $3.8 million of outstanding indebtedness related to industrial revenue bonds. In addition, we had a credit agreement with a lender but due to a default under the credit agreement at September 30, 2006 the lender has terminated the revolving credit facility portion of the credit agreement.  There was no outstanding balance under this revolving credit facility since December 2005.  Our existing or future indebtedness could have negative consequences for us, including the following:

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

Applera had also filed an infringement action against us in the Dusseldorf District Court in Germany relating to EP patent 0 872 562, the European counterpart of the ‘934 patent.  On November 10, 2006, we filed our response to the complaint.  The Dusseldorf District Court conducted a trial of this action on May 10, 2007.  The trial court did not reach a decision on May 10, 2007, and it is currently expected that a decision will be made on June 14, 2007. The outcome of the trial remains uncertain, but if the Court were to find that we infringe the patent, the Court could enjoin us from further sales of our current instruments in Germany and assess damages in favor of Applera.

In addition, we were involved in litigation in the Wisconsin Federal District Court with Third Wave Technologies regarding patents relating to certain assays for the detection of nucleic acids.  In a trial in August 2005, the jury returned a verdict that the Third Wave patents-in-suit were valid and infringed by us, for monetary damages in the amount of $5.3 million, and that our infringement was willful.  Based on the jury’s verdict, the district court permanently enjoined us from further infringement.  The district court awarded Third Wave treble damages of $15.9 million, attorneys’ fees and costs in an amount of $4.2 million, pre-judgment interest of $0.5 million and $0.1 million of additional court costs.  We posted a $21.0 million civil supersedeas bond to stay payment of the judgment of the district court, and filed an appeal to the Federal Circuit Court of Appeals.  In May 2005, we filed a lawsuit in Delaware against Third Wave for infringement of certain Stratagene patents.

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

Item 308 of Regulation S-K promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies annually evaluate the effectiveness of their internal control over financial reporting as of the end of each fiscal year, and include a management report assessing the effectiveness of such internal control over financial reporting in all annual reports.  Item 308 of Regulation S-K also requires that the independent accountants of public companies attest to, and report on, management’s assessment of its internal control over financial reporting.  The initial compliance date with respect to these requirements depends on whether a company is an “accelerated filer” as determined by Rule 12b-2 of the Exchange Act.  An “accelerated filer” must begin to comply with the rules regarding management’s report on internal control over financial reporting for its first fiscal year ending on or after November 15, 2004.  The first management report for a “non-accelerated filer” must be provided for fiscal years ending on or after December 15, 2007, with the first auditor’s report on internal control due one year later.  “Accelerated filer” status is measured as of the end of each fiscal year and is determined in part on whether the aggregate market value of the common equity of a company held by non-affiliates of such company is $75.0 million or more measured as of the last business day of the company’s most recently completed second fiscal quarter.

We are not an “accelerated filer” as of March 31, 2007 because the aggregate market value of our common stock held by non-affiliates as of June 30, 2006 was not equal to or greater than $75.0 million.  However, we will not be able to determine if we will be subject to the rules regarding the auditor’s report on internal control over financial reporting for the fiscal year ending December 31, 2007 until June 30, 2007.  If the aggregate market value of our common stock held by our non-affiliates as of June 30, 2007 is equal to or greater than $75.0 million, then we will become an “accelerated filer” effective as of December 31, 2007 and will be required to comply with the rules regarding management’s report and the auditor’s report on internal control over financial reporting for fiscal 2007.  Conversely, if the aggregate market value of our common stock held by non-affiliates as of June 30, 2007 is less than $75.0 million, then we will continue to be a “non-accelerated filer” for fiscal 2007 and will be required to comply with the rules regarding management’s report on internal control over financial reporting for the fiscal year ending December 31, 2007 and the first auditor’s report will be required for the fiscal year ending December 31, 2008.  Notwithstanding the extension of this compliance date, we are currently making efforts to prepare ourselves to be able to comply with such requirements. These efforts include documenting, evaluating the design, and testing the effectiveness of our internal control over financial reporting. During this process, we expect to make improvements in the design and operation of our internal control over financial reporting, including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls.

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

As of March 31, 2007, we had approximately 22.5 million shares of common stock outstanding. We have entered into a registration rights agreement with Dr. Sorge and certain of his affiliates pursuant to which, at the request of Dr. Sorge and subject to specified conditions, we will file a registration statement under the Securities Act covering 2,000,000 shares of our common stock held by Dr. Sorge and specified trusts and partnerships controlled by Dr. Sorge. Dr. Sorge and such trusts and partnerships are also entitled to register the remaining approximately

11.2 million shares of our common stock held by them in specified situations. The shares held by Dr. Sorge and such trusts and partnerships may also be sold from time to time in the public market subject to the requirements of Rule 144 under the Securities Act.

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

Including sales made by our subsidiaries and distributors, our products are currently marketed in over 60 countries throughout the world. Measured in U.S. dollars, our revenue outside the United States for the three months ended March 31, 2007 was approximately 35%. In addition, approximately 18% of our total sales for the three months ended March 31, 2007 were for products exported from the United States. We expect that international sales will continue to account for a significant percentage of our revenues for the foreseeable future, in part because we intend to expand our international operations. There are a number of risks arising from our international business, including:

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

Item 6. Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 5, 2007, among Agilent Technologies, Inc., Jackson Acquisition Corp. and Stratagene Corporation* #

3.1	Second Amended and Restated Certificate of Incorporation of the registrant**

3.2	Amended and Restated Bylaws of the registrant**

10.1

Voting Agreement, dated as of April 5, 2007, among Agilent Technologies, Inc. and Joseph A. Sorge, M.D., J.A. Sorge Trust I, J.A. Sorge Trust II, J.A. Sorge Trust III, J.A. Sorge Trust IV, Joseph A. Sorge Charitable Remainder Trust dated December 26, 2002 and BioSenses Partners, L.P.#

10.2	Asset Purchase Agreement, dated as of April 5, 2007, by and between Stratagene Corporation and Catalyst Assets LLC#

10.3	License Agreement, dated as of April 5, 2007, between Agilent Technologies, Inc. and Catalyst Assets LLC#

10.4	Severance Waiver Agreement, dated as of April 5, 2007, by and between Stratagene Corporation and Joseph A. Sorge, M.D.#

10.5	Non-Competition Agreement, dated as of April 5, 2007, by and between Agilent Technologies, Inc. and Joseph A. Sorge, M.D.#

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.***

*                    Schedules to this agreement are not material and have been omitted in reliance on Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

**             Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.

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

#                    Incorporated by reference to the Current Report on Form 8-K filed on April 11, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATAGENE CORPORATION

Date: May 15, 2007	By:	/s/ Joseph A. Sorge, M.D.
Joseph A. Sorge, M.D.
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Steve R. Martin
Steve R. Martin
Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)